Form 10-Q
period 1996-04-28
PAMIDA HOLDINGS CORP/DE/
filed 1996-06-12
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996

Commission File Number 1-10619


            PAMIDA HOLDINGS CORPORATION
          -------------------------------
(Exact name of registrant as specified in its charter)


           Delaware                              47-0696125
         ------------                          --------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification Number)


    8800 "F" Street, Omaha, Nebraska                68127
  ------------------------------------            ---------
(Address of principal executive offices)          (Zip Code)


                (402) 339-2400
              ------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.  YES  [X]    NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock          Outstanding at June 12, 1996
   Common Stock                      5,004,942 Shares
 ----------------                  --------------------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS:                                       April 28,  January 28,
                                                1996        1996
  Current assets:                             --------   ----------
    Cash                                      $  8,239     $  7,298
    Accounts receivable, less allowance for
      doubtful accounts of $50                  12,927       11,816
    Merchandise inventories                    141,702      150,837
    Property held for sale                       2,571            0
    Prepaid expenses                             4,634        2,953
                                              --------     --------
       Total current assets                    170,073      172,904

  Property, buildings and equipment, less
    accumulated depreciation and amortization
    of $55,599 and $55,464                      42,914       46,371
  Leased property under capital leases,
    less accumulated amortization
    of $14,572 and $13,496                      30,273       30,977
  Deferred financing costs                       3,642        3,809
  Other assets                                   5,284        4,464
                                              --------     --------
                                              $252,186     $258,525
                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                          $ 68,762     $ 63,087
    Loan and security agreement                 34,202       31,588
    Accrued compensation                         2,253        5,923
    Accrued interest                             2,926        6,992
    Store closing reserve                        5,815        7,818
    Other accrued expenses                      10,073       10,823
    Income taxes payable                         8,851        8,861
    Current maturities of long-term debt         1,294        1,334
    Current obligations under capital leases     1,606        1,847
                                              --------     --------
       Total current liabilities               135,782      138,273

  Long-term debt, less current maturities      164,748      163,746
  Obligations under capital leases, less
    current obligations                         36,399       36,559
  Other long-term liabilities                    4,289        4,237
  Commitments and contingencies                      0            0
  Preferred stock subject to mandatory
    redemption and reserve for
    dividends payable                            1,919        1,826
  Common stockholders' equity:
    Common stock, $.01 par value; 10,000,000
      shares authorized; 5,004,942 shares
      issued and outstanding,                       50           50
    Additional paid-in capital                     968          968
    Retained earnings                          (91,969)     (87,134)
                                              --------     --------
      Total common stockholders' equity        (90,951)     (86,116)
                                              --------     --------
                                              $252,186     $258,525
                                              ========     ========
See notes to consolidated financial statements.
<PAGE1>

PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)




                                                Three Months Ended
                                                ------------------
                                               April 28,   April 30,
                                                 1996        1995
                                               --------    --------

Sales                                          $131,786    $153,961

Cost of goods sold                              100,211     117,148
                                               --------    --------
Gross profit                                     31,575      36,813
                                               --------    --------

Expenses:
  Selling, general and administrative            29,211      34,421
  Interest                                        7,106       7,236
                                               --------    --------
                                                 36,317      41,657
                                               --------    --------
Loss before income tax benefit                   (4,742)     (4,844)

Income tax benefit                                    0      (2,665)
                                               --------    --------
Net loss                                         (4,742)     (2,179)

Less provision for preferred dividends and
  discount amortization                              93          91
                                               --------    --------
Net loss available for common stock            $ (4,835)   $ (2,270)
                                               ========    ========

Loss per common share                          $   (.97)   $   (.45)
                                               ========    ========




See notes to consolidated financial statements.
<PAGE2>

PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)                                      Three Months Ended
                                                 ------------------
                                                April 28,   April 30,
                                                  1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:           --------    --------
  Net loss                                       $(4,742)    $(2,179)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operations:
      Depreciation and amortization of fixed
        assets and intangibles                     2,618       3,799
      Provision for LIFO inventory valuation         150         250
      Noncash interest expense                       987         898
      Gain on disposal of assets                     (26)       (541)
      Other                                           39          50
      Decrease in store closing reserve           (2,003)          0
      (Increase) decrease in merchandise
        inventories                                8,985     (13,581)
      Increase in other operating assets          (3,051)     (3,519)
      Increase in accounts payable                 5,675      14,409
      Decrease in other operating liabilities     (8,456)    (14,862)
                                                 -------     -------
       Total adjustments                           4,918     (13,097)
         Net cash provided by (used in)          -------     -------
             operating activities                    176     (15,276)
                                                 -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction notes receivable                     (565)          0
  Capital expenditures                              (508)     (2,303)
  Assets acquired for sale                          (353)          0
  Proceeds from disposal of assets and other          30         580
                                                 -------     -------
         Net cash used in investing activities    (1,396)     (1,723)
                                                 -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security
    agreement, net                                 2,614      19,941
  Principal payments on capital lease obligations   (401)       (518)
  Principal payments on long-term debt               (52)        (46)
  Payments for deferred finance costs                  0         (13)
  Dividends paid                                       0         (79)
                                                 -------     -------
        Net cash provided by financing activities  2,161      19,285
                                                 -------     -------
Net increase in cash                                 941       2,286

Cash at beginning of year                          7,298       7,059
                                                 -------     -------
Cash at end of period                            $ 8,239     $ 9,345
                                                 =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                  $10,158     $10,124
       Income taxes:
         Payments to taxing authorities              180       3,025
         Refunds received from taxing authorities   (170)          0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
(1)  Capital lease obligations incurred when the
     Company entered into lease agreements for
     new store facilities                        $     0     $ 1,600
(2)  Amortization of discount on junior
     cumulative preferred stock recorded as
     a direct charge to retained earnings             12          12
(3)  Provision for dividends payable                  81           0
(4)  In-kind payment of accrued interest on
     promissory notes:
       Promissory notes                              975         878
       Accrued interest                             (975)       (878)

See notes to consolidated financial statements.
<PAGE3>

PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995
(Dollars in Thousands)
(Unaudited)



1.   Management Representation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Holdings Corporation (the Company) and additional footnotes are reflected in the consolidated financial statements included in the Company's annual report to stockholders for the fiscal year ended January 28, 1996. Those consolidated financial statements were incorporated by reference in the Company's Form 10-K Annual Report for the fiscal year ended January 28, 1996.

2.   Inventories

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at April 28, 1996 and January 28, 1996 by $5,850 and $5,700 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

3.   Related Party Transactions

     In March 1995 the Company received $79 from Pamida, Inc. (Pamida) to enable the Company to make dividend payments to preferred stockholders. No such payments have been made by Pamida during fiscal 1997.

4.   Loss Per Common Share

     Loss per common share was calculated using the weighted average common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

5.   Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

<PAGE4>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
(Dollars in Thousands)



The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition for the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of retail sales for the three months ended April 28, 1996 and April 30, 1995:


                                                Three Months Ended
                                                ------------------
                                               April 28,   April 30,
                                                 1996        1995
                                               --------    --------
  Sales                                         100.0%      100.0%
  Cost of goods sold                             76.0        76.1
                                                -----       -----
  Gross profit                                   24.0        23.9
  Selling, general and administrative expenses   22.2        22.3
                                                -----       -----
  Operating income                                1.8         1.6
  Interest expense                                5.4         4.7
                                                -----       -----
  Loss before income tax benefit                 (3.6)       (3.1)
  Income tax benefit                                0        (1.7)
                                                -----       -----
  Net loss                                       (3.6)       (1.4)
                                                =====       =====

Sales for the first quarter of fiscal 1997 decreased by $22,175 or 14.4% from sales for the first quarter of fiscal 1996. The decrease in total sales was primarily attributable to the closing of forty stores as of the beginning of fiscal 1997 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. The Company operated 144 stores during the first quarter of fiscal 1997 as compared with 183 stores as of the end of the first quarter of fiscal 1996. Since April 30, 1995 the Company opened six stores in new markets, relocated three stores and closed forty-five stores. Comparable store sales for the first quarter were essentially flat compared to last year, having been held back by the cannibalization caused by the closing stores' inventory liquidation and a planned warehouse management system installation which has temporarily slowed distribution of inventory to stores.

The Company experienced sales increases in several merchandise categories, especially the pharmacy prescriptions and junior apparel areas. Sales gains were also generated in the paper, cleaning, ready-to-wear, candy, housewares and grocery areas. The Company experienced sales declines in several softlines categories, primarily women's apparel, as well as in sporting goods.

Gross profit decreased $5,238 or 14.2% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, primarily as a result of the forty closed stores. As a percentage of sales, gross profit increased to 24.0% for the first quarter of fiscal 1997 as compared to 23.9% for the first quarter last year. Gross margins were positively impacted during the fiscal 1997 first quarter by an increase in promotional allowances. This positive effect on gross margin percentage was partially offset by a slight increase in markdowns as a percentage of sales and increased warehousing expenses associated with the warehouse management system installation mentioned above.

Selling, general and administrative expense decreased $5,210 or 15.1% for the three months ended April 28, 1996, compared to the three months ended April 30, 1995. As a percentage of sales, selling, general and administrative (SG&A)
<PAGE5>

expense decreased to 22.2% for the first quarter of fiscal 1997 as compared to 22.3% for the first quarter last year. Approximately 37.9% and 22.2%, respectively, of the total decrease in SG&A expense was attributable to store payroll costs, which decreased 14.5%, and store occupancy costs, which decreased 16.4%. In addition, store controllable and advertising costs decreased 13.9% and 17.4% respectively, amounting to 13.2% and 10.8%, respectively, of the total decrease in SG&A costs. These areas of expense were impacted by the decreased costs related to the forty stores which were closed as of the beginning of fiscal 1997. Such decreased costs were somewhat offset by the expenses of the new stores that were opened after April 30, 1995. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996. The decreases in SG&A costs were offset by a 50% reduction in other income which was attributable primarily to one-time gains realized in fiscal 1996 related primarily to the sale of idle transportation company assets.

Interest expense deceased $130 or 1.8% for the first quarter of fiscal 1997 compared to the same period of fiscal 1996. The decrease was due to the reduction in interest related to capital leases, primarily as a result of the forty stores closed as of the beginning of fiscal 1997, offset somewhat by a slight increase in interest attributable to the promissory notes which require quarterly interest payments to be paid in kind.

Income tax benefit - The Company has certain unutilized tax loss carry forwards derived primarily from prior period store closing charges. No additional tax benefit could be recorded during the first quarter of fiscal 1997. Consequently, the net loss before taxes for the first quarter of fiscal 1997 was not reduced by a tax benefit. In the prior year, no such tax credits existed and a tax benefit was recorded commensurate with the Company's expected effective tax rate. Due to the amount of unutilized tax credits available, the Company does not expect to tax-effect quarterly income or losses during the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

Funds provided by operating activities were $176 compared to a usage of funds of $15,276 in the first quarter of fiscal 1996. This $15,452 improvement in net cash generated by operating activities during the first quarter of fiscal 1997 resulted primarily from changes in inventories, accounts payable and other operating liabilities.

The Company satisfies its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility which provides for borrowings of up to $70,000. Effective January 19, 1996, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended by one year to March 1998. The maximum borrowing limit of the facility was reduced at that time to $70,000 from $80,000 in line with lower expected borrowings during the remainder of the term of the Agreement.
<PAGE6>

Borrowings thereunder bear interest at a rate which is .75% per annum greater than the applicable prime rate. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital and the achievement of specified minimum amounts of cash flow. Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility.
However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

Obligations under the Agreement were $34,202 at April 28, 1996 and $40,544 at April 30, 1995. In previous years' financial statements, revolving borrowings under the Agreement were included in long-term debt. At January 28, 1996, the Company was required to adopt new guidance provided by the FASB's Emerging Issues Task Force in Abstract 95-22. This Abstract requires classification of the outstanding borrowings under the Company's committed revolving credit facility as a current liability on the Company's balance sheets. As noted above, this facility expires in March of 1998, and the Company intends to refinance any outstanding balance by such date. These borrowings are senior to the Senior Subordinated Notes of the Company.

The Company had long-term debt and obligations under capital leases of $201,147 as of April 28, 1996 and $207,513 at April 30, 1995. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At April 28, 1996, the Company was in compliance with all covenants contained in its various financing agreements.

Pamida paid the Company $79 during the first quarter of fiscal 1996 under a tax-sharing agreement to enable the Company to pay quarterly dividends to its preferred stockholders. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida may pay dividends in fiscal 1997 and in ensuing years only to the extent that the Company and Pamida
<PAGE7>

satisfy the applicable statutory standards which includes the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2,141. The Company did not declare or pay the preferred stock dividends payable on February 29, 1996 or May 31, 1996. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $508 during the first quarter of fiscal 1997 compared to $2,303 during the first quarter of fiscal 1996. The Company plans to open a total of eight new stores in fiscal 1997 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to be approximately $5,300 in fiscal 1997. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program will require inventory of approximately $1,000 to $1,200 for each store in a new market, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include both debt (mid-term to long-term) and equity capital. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of any such additional financing.

INFLATION

The Company uses the LIFO method of inventory valuation in its financial statements; as a result, the cost of merchandise sold approximates current costs. Due to the revaluation of property, buildings and equipment in connection with the purchase transaction in 1986, as well as the recent opening of new stores, depreciation expense closely approximates current costs. The Company's rental expense is generally fixed and, except for small amounts of percentage rentals, has not been affected by inflation.
<PAGE8>

PART II - OTHER INFORMATION


Items 1-2:  None

Item 3:

The General Corporation Law of Delaware, under which the registrant is incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant may pay dividends in fiscal 1997 and in ensuing years only to the extent that the registrant satisfies the applicable statutory standards, which includes the registrant's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2,141. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable on February 29, 1996, and May 31, 1996, with respect to the outstanding 16.25% Senior Cumulative Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant and does not anticipate paying dividends on the preferred stock in the foreseeable future. As of the date of this report, the total preferred stock dividend arrearage was $166,000. Pursuant to the Certificate of Incorporation of the registrant, the cumulative dividend rate on the registrant's preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value of the preferred stock until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

Items 4-6:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAMIDA HOLDINGS CORPORATION
                                    -------------------------------
                                           (Registrant)



  Date:     June 12, 1996           By:    /s/ Steven S. Fishman
          -----------------              ------------------------
                                         Steven S. Fishman,
                                         Chairman of the Board, President
                                         And Chief Executive Officer



  Date:     June 12, 1996           By:    /s/ Todd D. Weyhrich
          -----------------              -------------------------
                                         Todd D. Weyhrich, Chief
                                         Accounting Officer
<PAGE9>