Form 10-Q/A
period 1996-04-28
PAMIDA HOLDINGS CORP/DE/
filed 1996-07-31
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Items 4-6:  None

Item 7:

  (a)  None
  (b)  None
  (c)  Exhibits
       Exhibit 27.  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PAMIDA HOLDINGS CORPORATION
                                    -------------------------------
                                           (Registrant)



  Date:     July 31, 1996           By:    /s/ Steven S. Fishman
          -----------------              ------------------------
                                         Steven S. Fishman,
                                         Chairman of the Board, President
                                         And Chief Executive Officer



  Date:     July 31, 1996           By:    /s/ Todd D. Weyhrich
          -----------------              -------------------------
                                         Todd D. Weyhrich, Chief
                                         Accounting Officer
<PAGE9>