Form 10-Q
period 1996-07-28
PAMIDA HOLDINGS CORP/DE/
filed 1996-09-11
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 28, 1996

Commission File Number 1-10619


             PAMIDA HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)


           Delaware                  47-0696125
(State or other jurisdiction of      (IRS Employer
incorporation or organization)       Identification
                                     Number)

8800 "F" Street, Omaha, Nebraska              68127
(Address of principal executive offices)    (Zip Code)


                     (402) 339-2400
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports) and (2) has been subject to such
filing requirements for the past 90 days.
YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Class of Common Stock        Outstanding at
                             September 9,1996

Common Stock                 5,004,942 Shares

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

     PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
          CONSOLIDATED BALANCE SHEETS
            (Dollars in Thousands)
                 (Unaudited)

ASSETS:                        July 28,       January 28,
 Current assets:                 1996             1996
                               --------         --------
   Cash                        $ 11,033         $  7,298
   Accounts receivable, less
    allowance for doubtful
    accounts of $50              15,186           11,816
   Merchandise inventories      137,036          150,837
   Property held for sale         1,965               -
   Prepaid expenses               2,023            2,953
                               --------         --------
      Total current assets      167,243          172,904

  Property, buildings and
    equipment, less accumulated
    depreciation and amortization
    of $57,378 and $55,464       43,775           46,371
  Leased property under
    capital leases, less
    accumulated amortization
    of $15,367 and $13,496       29,480           30,977
  Deferred financing costs        3,476            3,809
  Other assets                    8,178            4,464
                               --------         --------
                               $252,152         $258,525
                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable           $ 65,206         $ 63,087
    Loan and security
     agreement                   32,255           31,588
    Accrued compensation          3,956            5,923
    Accrued interest              7,000            6,992
    Store closing reserve         6,072            7,818
    Other accrued expenses       11,872           10,823
    Income taxes payable          8,773            8,861
    Current maturities of
     long-term debt               1,253            1,334
    Current obligations under
     capital leases               1,610            1,847
                               --------         --------
       Total current
        liabilities             137,997          138,273

  Long-term debt, less
   current maturities           165,791          163,746
  Obligations under capital
   leases, less current
   obligations                   35,912           36,559
  Other long-term liabilities     2,778            4,237
  Commitments and contingencies      -                -
  Preferred stock subject to
   mandatory redemption
   and reserve for dividends
   payable                        2,016            1,826
  Common stockholders' equity:
    Common stock, $.01 par
     value; 10,000,000 shares
     authorized; 5,004,942
     shares issued and
     outstanding,                    50               50
    Additional paid-in capital      968              968
    Retained earnings           (93,360)         (87,134)
      Total common             --------         --------
       stockholders' equity     (92,342)         (86,116)
                               --------         --------
                               $252,152         $258,525
                               ========         ========

See notes to consolidated financial statements.

         PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS
      (Dollars in Thousands, Except Per Share Amounts)
                      (Unaudited)



                      Three Months Ended     Six Months Ended
                      July 28, July 30,     July 28, July 30,
                         1996     1995         1996     1995
                      --------  --------  --------  --------
Sales                 $155,817  $186,953  $287,603  $340,914

Cost of goods sold     118,721   142,315   218,932   259,463
                      --------  --------  --------  --------
Gross profit            37,096    44,638    68,671    81,451
                      --------  --------  --------  --------
Expenses:
 Selling, general and
  administrative        31,262    37,269    60,473    71,690
  Interest               7,128     7,286    14,234    14,522
                      --------  --------  --------  --------
                        38,390    44,555    74,707    86,212
Income (loss) before
  income tax
  provision (credit)    (1,294)       83    (6,036)   (4,761)

Income tax provision
 (credit)                   -       (525)       -     (3,190)
                      --------  --------  --------  --------
Net income (loss)       (1,294)      608    (6,036)   (1,571)

Less provision for
  preferred  dividends
  and discount
   amortization             97        90       190       181
                      --------  --------  --------  --------

Net income (loss)
 available  for
 common stock         $ (1,391) $    518   $ (6,226)$ (1,752)
                      ========  ========   ======== ========
Income (loss) per
 common share         $   (.27) $    .10   $  (1.24)$   (.35)
                      ========  ========   ======== ========

See notes to consolidated financial statements.

         PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in Thousands)
                        (Unaudited)
                                       Six Months Ended
                                       July 28,  July 30,
                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:  --------  --------
  Net loss                             $ (6,036) $ (1,571)
                                       --------  --------
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operations:
    Depreciation and amortization         5,468     7,627
    Provision for LIFO inventory
     valuation                              300       500
    Non-cash interest expense             2,015     1,825
    Gain on disposal of assets              (28)     (793)
    Other                                    79        77
    Decrease in store closing reserve    (3,365)       -
    (Increase) decrease in merchandise
     inventories                         13,501    (5,506)
    Increase in other operating assets   (3,252)   (2,498)
    Increase in accounts payable          2,119     6,913
    Decrease in other operating
     liabilities                           (864)   (6,874)
                                       --------  --------
      Total adjustments                  15,973     1,271
                                       --------  --------
        Net cash provided by (used
         in) operating activities         9,937      (300)
                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (3,148)   (3,357)
  Construction notes receivable          (3,022)       -
  Proceeds from disposal of fixed assets     28       852
  Assets acquired for sale, net             253        -
  Other                                       8         7
                                       --------  --------
       Net cash used in investing
        activities                       (5,881)   (2,498)
                                       --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security
   agreement, net                           667     6,000
  Proceeds from sale of stock                -         18
  Principal payments on capital lease
   obligations                             (884)   (1,042)
  Dividends paid                             -       (158)
  Principal payments on long-term debt     (104)      (94)
  Payments for deferred finance costs        -        (13)
                                       --------  --------
       Net cash provided by (used in)
        financing activities               (321)    4,711
                                       --------  --------

Net increase in cash                      3,735     1,913
Cash at beginning of year                 7,298     7,059
                                       --------  --------
Cash at end of period                  $ 11,033  $  8,972
                                       ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
(1)  Cash paid (received) during
     the period for:
      Interest                        $  12,158 $  12,561
       Income taxes:
        Payments to taxing authorities      257     3,448
        Refunds received from taxing
         authorities                       (169)      (71)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
(1)  Capital lease obligations
      incurred when the Company
      entered lease agreements
      for new store facilities        $      -  $   3,050
(2)  Amortization of discount on
      junior cumulative preferred
      stock recorded as a direct
      charge to retained earnings            24        23
(3)  Provision for dividends payable        166        -
(4)  In-kind payment of accrued interest
      on promissory notes:
       Promissory notes                   1,989     1,791
       Accrued interest                  (1,989)   (1,791)
See notes to consolidated financial statements.

         PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
                     (Unaudited)
              (Dollars in Thousands)


1.Management Representation

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

2.Inventories

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market.
Total inventories would have been higher at July
28, 1996 and January 28, 1996 by $6,000 and $5,700
respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.


3.Related Party Transactions

In March and June 1995 the Company received $79 from
Pamida, Inc. (Pamida) to enable the Company to make dividend payments to preferred stockholders.
No such payments have been received from Pamida during fiscal 1997.

4.Income (Loss) Per Common Share

Income(Loss) per common share was calculated using the weighted average common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

5.Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)


The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition for the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth an analysis of
various components of the Consolidated Statements
of Operations as a percentage of sales for the
three and six months ended July 28, 1996 and July
30, 1995:
                     Three Months Ended     Six Months Ended
                      July 28, July 30,     July 28, July 30,
                         1996     1995         1996    1995
                       -------  -------     -------  -------
Sales                   100.0%   100.0%      100.0%   100.0%
Cost of goods sold       76.2%    76.1%       76.1%    76.1%
                       -------  -------     -------  -------
Gross Profit             23.8%    23.9%       23.9%    23.9%
Selling, general and
 administrative expenses 20.0%    20.0%       21.0%    21.0%
                       -------  -------     -------  -------
Operating income          3.8%     3.9%        2.9%     2.9%
Interest expense          4.6%     3.9%        5.0%     4.3%
                       -------  -------     -------  -------
Income (loss) before
 income tax provision
 (credit)                -0.8%     -          -2.1%    -1.4%
Income tax provision
 (credit)                 -       -0.3%        -       -0.9%
                       -------  -------     -------  -------
Net income (loss)        -0.8%     0.3%       -2.1%    -0.5%
                      ========  =======     =======  =======


Sales - During the second quarter and first six months of fiscal 1997, sales in comparable stores decreased $7,293 or 4.8% and $7,369 or 2.7%, respectively. Comparable store sales for the second quarter of fiscal 1997 continued to be affected by the slowed warehouse distributions to stores as a result of the warehouse management system implementation initiated in the first quarter of fiscal 1997 and the fact that last year's sales included low-margin clearance sales which did not reoccur this year. Installation of the warehouse management system was largely completed in August 1996, thereby enabling the company to produce positive comparable store sales in August.


The Company experienced a decrease in total sales for the second quarter and first six months of fiscal 1997 due primarily to the closing of forty stores as of the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Sales for the second quarter of fiscal 1997 decreased by $31,136 or 16.7% compared to sales for the second quarter of fiscal 1996. Similarly, sales for the first six months of fiscal 1997 decreased by $53,311 or 15.6%.






ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

The Company experienced comparable store sales increases in the second quarter of fiscal 1997 in several merchandise categories, especially the pharmacy prescriptions, junior apparel and ready-to-wear areas. The Company experienced sales declines in lawn and garden, sporting goods, automotive and several softlines categories.

The Company operated 144 stores at the end of the first quarter of fiscal 1997 as compared with 183 stores at the end of the first quarter of fiscal
1996 and operated 146 stores at the end of the second quarter of fiscal 1997 as compared with 181 stores at the end of the second quarter of fiscal
1996. Since July 30, 1995, the Company has opened nine stores in new markets, relocated four stores and closed forty-four stores.

Gross profit - The Company's merchandise gross profit as a percentage of sales in the first half of fiscal 1997 improved .7% as compared to the first half of fiscal 1996. However, this improvement was offset by additional labor costs necessary in the warehouse and distribution areas due to the warehouse management system implementation mentioned above. Therefore, as a percentage of sales, gross profit decreased slightly from 23.9% for the second quarter of fiscal 1996 to 23.8% for the second quarter of fiscal 1997. Gross profit as a percentage of sales was 23.9% for both the first half of fiscal 1997 and fiscal 1996.


Selling, general and administrative (SG&A) expense decreased $6,007 or 16.1% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and decreased $11,217 or 15.7% for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. As a percentage of sales, SG&A expense was 20.0% for both the second quarters of fiscal 1997 and fiscal 1996 and was 21.0% for both the first six months of fiscal
1997 and the first six months of fiscal 1996.


Approximately 36.8% and 14.8%, respectively, of the total decrease in SG&A expense for the second quarter of fiscal 1997 was attributable to store payroll costs, which decreased 15.2%, and store occupancy costs, which decreased 12.8%. In addition, store controllable and advertising costs decreased 18.9% and 32.3% respectively, amounting to 17.8% and 21.6%, respectively, of the total decrease in SG&A costs. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. These decreased costs were offset somewhat by new store pre-opening costs totaling approximately $754. Store pre-opening costs in the second quarter of fiscal 1996 totaled approximately $236. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996.
The decreases in SG&A costs were offset by a $432 reduction in other income which was attributable primarily to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

Approximately 37.3% and 18.3%, respectively, of the total decrease in SG&A expense for the first six months of fiscal 1997 was attributable to store payroll costs, which decreased 14.9%, and store occupancy costs, which decreased 14.6%. In addition, store controllable and advertising costs decreased 16.6% and 25.6% respectively, amounting to 15.7% and 16.6%, respectively, of the total decrease in SG&A costs. These areas of expense were impacted by the elimination of costs related to the forty stores closed as of the end of fiscal 1996.
These decreased costs were somewhat offset by new store pre-opening costs totaling approximately
$830. Store pre-opening costs in the first half of fiscal 1996 totaled approximately $362. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996.
The decreases in SG&A costs were offset by a $1,000 reduction in other income which was attributable primarily to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

Interest expense decreased $158 or 2.2% for the second quarter of fiscal 1997 compared to the same period of fiscal 1996 and decreased $288 or 2.0% for the first half of fiscal 1997 compared to the same period of fiscal 1996. The decrease was due to a reduction in interest related to capital leases, primarily as a result of the forty stores closed as of the end of fiscal 1996, offset somewhat by a slight increase in interest attributable to the promissory notes which require quarterly interest payments to be paid in kind and added to principal.

Income tax benefit   The Company has certain
unutilized tax loss carry forwards derived primarily from prior period store closing charges.
No additional tax benefit could be recorded during either the first or second quarter of fiscal 1997.
Consequently, the net loss before taxes in fiscal
1997 was not reduced by a tax benefit. In the prior year, no such tax loss carry forwards existed, and tax benefits of $525 and $3,190 were recorded in fiscal 1996 for the second quarter and first six months, respectively, consistent with the Company's expected effective tax rate. Due to the amount of unutilized tax loss carry forwards available, the Company does not expect to tax-effect quarterly income or losses during the remainder of fiscal 1997. Accordingly, while the Company's earnings performance is negatively impacted by this situation in quarters with pre-tax losses, periods with pre-tax income will be positively affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

Funds provided by operating activities were $9,937 in the first half of fiscal 1997 compared to a usage of funds of $300 in the first half of fiscal 1996. This $10,237 improvement in net cash generated by operating activities during the first half of fiscal 1997 resulted primarily from changes in inventories and other operating liabilities, offset somewhat by changes in accounts payable, net loss and store closing reserves.

The Company satisfies its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility which provides for borrowings of up to $70,000. Effective January 19, 1996, the term of Pamida, Inc.'s (Pamida) committed Loan and
Security Agreement (the Agreement) was extended by one year to March of 1998. The maximum borrowing limit of the facility was reduced at that time to $70,000 from $80,000 in line with lower expected borrowings during the remainder of the term of the Agreement, due to the elimination of over $30,000 in inventories at the forty closed stores.

Borrowings under the Agreement bear interest at a rate which is .75% per annum greater than the applicable prime rate. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital
(as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior
Subordinated Notes will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

Obligations under the Agreement were $32,255 at July 28, 1996 and $26,602 at July 30, 1995. In
previous years' financial statements, revolving borrowings under the Agreement were included in long-term debt. At January 28, 1996, the Company was required to adopt new guidance provided by the FASB's Emerging Issues Task Force in Abstract 95-
22. This Abstract requires classification of the outstanding borrowings under the Company's committed revolving credit facility as a current liability on the Company's balance sheets. As noted above, this facility expires in March of 1998, and the Company intends to refinance any outstanding balance by such date. These borrowings are senior to the Senior Subordinated Notes of the Company.

The Company had long-term debt and obligations under capital leases of $201,703 as of July 28, 1996 and $209,351 at July 30, 1995. The Company's
ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow.
At July 28, 1996, the Company was in compliance with all covenants contained in its various financing agreements.


Pamida paid the Company $79 during each of the first and second quarters of fiscal 1996 under a tax-sharing agreement to enable the Company to pay quarterly dividends to its preferred stockholders.
Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit, resulting primarily from the forty store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida may pay dividends in fiscal 1997 and in ensuing years only to the extent that the Company and Pamida satisfy the applicable statutory standards which includes the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2,141. The
Company did not declare or pay the preferred stock dividends payable on February 29, 1996, May 31,
1996 or August 31, 1996. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

The Company made capital expenditures of $3,148 during the first half of fiscal 1997 compared to $3,357 during the first half of fiscal 1996. The
Company plans to open a total of eight new stores in fiscal 1997 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to be approximately $5,400 in fiscal 1997. The
Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program will require inventory of approximately $1,000 to $1,200 for each store in a new market, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations, but ultimately will need to explore additional sources of funds which may include both debt (mid-term to long-term) and equity capital.
Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of any such additional financing.

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

PART II - OTHER INFORMATION

Items 1 -2.

None.

Item 3.

The General Corporation Law of Delaware, under which the registrant is incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the forty store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant may pay dividends in fiscal 1997 and in ensuing years only to the extent that the registrant satisfies the applicable statutory standards, which includes the registrant's having a net worth equal to at least the aggregate par value of its outstanding preferred stock which amounts to $2,141. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable on February 29, 1996, and May 31, 1996, and
August 31, 1996, with respect to the outstanding
16.25% Senior Cumulative Preferred Stock and 14.25%
Junior Cumulative Preferred Stock of the registrant and does not anticipate paying dividends on the registrant's preferred stock in the foreseeable future. As of the date of this report, the total preferred stock dividend arrearage was $253.
Pursuant to the Certificate of Incorporation of the registrant, the cumulative dividend rate on the registrant's preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value of the preferred stock until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

Item 4:

(a) The 1996 annual meeting (the "Annual Meeting") of stockholders of the registrant was held on
(b)  May 23, 1996.

(b) The following persons were elected as directors at the Annual Meeting:

L. David Callaway, III
Stuyvesant P. Comfort
M. Saleem Muqaddam
Steven S. Fishman
Robert D. Gordman
Peter J. Sodini
Frank A. Washburn.

No other director,s term of office continued after the Annual Meeting.

(c) Votes were cash or withheld in the election of directors at the Annual Meeting as follows:

Director		                 	For        		Withheld
L. David Callaway, III     	3,101,457   	8,510
Stuyvesant P. Comfort       3,101,457   	8,510
M. Saleem Muqaddam         	3,101,457   	8,510
Steven S. Fishman          	3,101,357   	8,610
Robert D. Gordman          	3,101,357   	8,610
Peter J. Sodini             3,101,457   	8,510
Frank A. Washburn   	       3,101,267   	8,700

Item 5:

None

Item 6:

(a) Exhibits.

- - 27.0 Financial Data Schedule (EDGAR version only)

(b) None.
SIGNATURES


     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAMIDA HOLDINGS CORPORATION
(Registrant)

Date:                  9-11-96
By:                /s/ Steven S. Fishman
                       Steven S. Fishman, Chairman,
                       President and Chief Executive Officer


Date:                  9-11-96
By:                /s/ Todd D. Weyhrich
                       Todd D. Weyhrich
                       Vice President - Controller