Form 10-Q
period 1996-10-27
PAMIDA HOLDINGS CORP/DE/
filed 1996-12-11
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 27, 1996

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

Class of Common Stock          Outstanding at December 11, 1996

Common Stock                          5,004,942 Shares


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)



                                                     October 27,  January 28,
ASSETS:                                                 1996          1996
  Current assets:                                     --------      --------
    Cash                                              $  9,890      $  7,298
    Accounts receivable, less allowance for
       doubtful accounts of $50                         18,495        11,816
    Merchandise inventories                            183,633       150,837
    Property held for sale                               1,854            -
    Prepaid expenses                                     3,436         2,953
                                                      --------      --------
       Total current assets                            217,308       172,904

  Property, buildings and equipment,
    less accumulated depreciation and
    amortization of $59,189 and $55,464                 43,334        46,371
  Leased property under capital leases,
    less accumulated amortization
    of $16,158 and $13,496                              28,687        30,977
  Deferred financing costs                               3,357         3,809
  Other assets                                           8,500         4,464
                                                      --------      --------
                                                      $301,186      $258,525
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                  $ 90,527      $ 63,087
    Loan and security agreement                         62,797        31,588
    Accrued compensation                                 2,759         5,923
    Accrued interest                                     3,181         6,992
    Store closing reserve                                4,344         7,818
    Other accrued expenses                              11,768        10,823
    Income taxes payable                                 8,718         8,861
    Current maturities of long-term debt                    46         1,334
    Current obligations under capital leases             1,614         1,847
                                                      --------      --------
       Total current liabilities                       185,754       138,273

  Long-term debt, less current maturities              166,874       163,746
  Obligations under capital leases,
    less current obligations                            35,425        36,559
  Other long-term liabilities                            3,270         4,237
  Commitments and contingencies                             -             -
  Preferred stock subject to mandatory redemption
    and reserve for dividends payable                    2,115         1,826
  Common stockholders' equity:
    Common stock, $.01 par value; 10,000,000
     shares authorized;  5,004,942 shares
     issued and outstanding,                                50            50
    Additional paid-in capital                             968           968
    Retained earnings                                  (93,270)      (87,134)
                                                      --------      --------
      Total common stockholders' equity                (92,252)      (86,116)
                                                      --------      --------
                                                      $301,186      $258,525
                                                      ========      ========

See notes to consolidated financial statements.



PAMIDA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
    (Unaudited)



                                 Three Months Ended      Nine Months Ended
                              October 27, October 29,  October 27, October 29,
                                1996        1995          1996        1995
                              --------    --------      --------    --------
Retail Sales                  $151,980    $176,206      $439,583    $517,120

Cost of goods sold             115,534     133,404       334,466     392,867
                              --------    --------      --------    --------
Gross profit                    36,446      42,802       105,117     124,253

EXPENSES:
  Selling, general and
    administrative              28,822      36,079        89,295     107,769
  Interest                       7,435       7,614        21,669      22,136
                              --------    --------      --------    --------
                                36,257      43,693       110,964     129,905

Income (loss) before income
 tax credit and extraordinary
  item                             189        (891)       (5,847)     (5,652)

Income tax credit                   -       (1,021)           -       (4,211)

                              --------    --------      --------    --------
Income (loss) before
  extraordinary item               189         130        (5,847)     (1,441)

Extraordinary item                  -          371            -          371

                              --------    --------      --------    --------
Net income (loss)                  189         501        (5,847)     (1,070)

Less preferred dividends
  and discount amortization         99          90           289         271

                              --------    --------      --------    --------
Net income (loss) available
 for common stock             $     90    $    411      $ (6,136)   $ (1,341)
                              ========    ========      ========    ========

Income (loss) per common share:
  Income (loss) before
    extraordinary item        $    .02    $    .01      $  (1.23)   $   (.34)
  Extraordinary item                -          .07            -          .07
                              --------    --------      --------    --------
  Income (loss) per common
    share                     $    .02    $    .08      $  (1.23)   $   (.27)
                              ========    ========      ========    ========


See notes to consolidated financial statements.



PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
     (Unaudited)



                                                           Nine Months Ended
                                                     October 27,   October 29,
                                                        1996          1995
                                                      --------      --------
Cash Flows From Operating Activities:
  Net loss                                             $(5,847)      $(1,070)
                                                      --------      --------
  Adjustments to reconcile net loss to net
   cash used in operations:
      Depreciation and amortization of fixed
       assets and intangibles                            8,435        11,515
      Provision for LIFO inventory valuation               450           750
      Noncash interest expense                           3,092         2,789
      Other                                                 79          (980)
      Deferred retirement benefits                          -             36
      Extraordinary item                                    -           (371)
      Decrease in store closing reserve                 (4,663)           -
      Increase in merchandise inventories              (33,246)      (53,803)
      Increase in other operating assets                (6,306)       (6,742)
      Increase in accounts payable                      27,440        38,978
      Decrease in other operating liabilities          ( 5,999)      (12,945)
                                                      --------      --------
        Total Adjustments                              (10,718)      (20,773)
                                                      --------      --------
          Net cash used in operating activities        (16,565)      (21,843)
                                                      --------      --------
Cash Flows From Investing Activities:

  Proceeds from disposal of fixed assets                    40         1,154
  Assets acquired for sale, net                            364            -
  Construction notes receivable                         (5,207)       (2,248)
  Capital expenditures                                  (4,521)       (6,024)
  Other                                                     12            11
                                                      --------      --------
          Net cash used in investing activities         (9,312)       (7,107)
                                                      --------      --------
Cash Flows From Financing Activities:

  Borrowings under loan and security agreement, net     31,209        35,306
  Proceeds from sale of stock                               -             18
  Principal payments on capital lease obligations       (1,367)       (1,572)
  Payments to redeem subordinated notes                     -           (641)
  Dividends paid                                            -           (236)
  Principal payments on long-term debt                  (1,323)         (142)
  Payments for deferred finance costs                      (50)          (13)
                                                      --------      --------
     Net cash provided by financing activities          28,469        32,720
                                                      --------      --------
Net increase in cash                                     2,592         3,770
Cash at beginning of year                                7,298         7,059
                                                      --------      --------
Cash at end of period                                 $  9,890      $ 10,829
                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                       $ 22,317      $ 23,104
       Income taxes:
         Payments to taxing authorities                    312         3,477
         Refunds received from taxing authorities         (170)          (72)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITY:
(1)  Capital lease obligations incurred when the
      Company entered into lease agreements for
      new store facilities                            $     -       $  7,630

(2) Amortization of discount on junior cumulative
     preferred stock recorded as a direct charge
      to retained earnings                                  36            35

(3) Provision for dividends payable                        253            -

(4) In-kind payment of accrued interest on
     promissory notes:
      Promissory notes                                   3,044         2,471
      Accrued interest                                  (3,044)       (2,471)


See notes to consolidated financial statements.



PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
(Dollars in Thousands)
(Unaudited)



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

2.Inventories

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at October 27, 1996 and January 28, 1996 by $6,150 and $5,700 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

3.Extraordinary Item

On July 31, 1995, the Company made an offer to purchase for cash 39.5% of the aggregate outstanding principal amount of 14% Subordinated Promissory Notes of Pamida Holdings Corporation. The offered purchase price was 50% of the principal amount to be purchased. In the third quarter of fiscal 1996, the Company redeemed Notes with a face value of $1,281 for cash payment of $641, resulting in a gain of $371.

4.Related Party Transactions

In each of March, June and September 1995, the Company received $79, $79 and $78 respectively from Pamida, Inc. (Pamida) to enable the Company to make dividend payments to preferred stockholders. In September and October 1995, the Company received a total of $652 from Pamida as a reimbursement for certain tax benefits derived by Pamida. The latter remittance was used by the Company primarily to make principal payments on its outstanding promissory notes (see note 3 above) and to repay intercompany advances from Pamida. No such payments have been received from Pamida during fiscal 1997.

5.Income (Loss) Per Common Share

Income(loss) per common share was calculated using the weighted average common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

6.Committed Revolving Loan and Security Agreement

Effective September 1, 1996, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended by one additional year to March of 1999, and the Agreement was amended to allow borrowings up to a maximum of $80,000 for the period from September 1, 1996 through December 10, 1996.

7.Reclassifications

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and nine months ended October 27, 1996 and October 29, 1995:

                                     Three Months Ended    Nine Months Ended
                                      Oct.27,  Oct.29,      Oct.27,  Oct.29,
                                       1996     1995         1996     1995
                                      ------   ------       ------   ------
Sales                                 100.0%   100.0%       100.0%   100.0%
Cost of goods sold                     76.0%    75.7%        76.1%    76.0%
                                      ------   ------       ------   ------
Gross profit                           24.0%    24.3%        23.9%    24.0%
Selling, general and
   administrative expenses             19.0%    20.5%        20.3%    20.8%
                                      ------   ------       ------   ------
Operating income                        5.0%     3.8%         3.6%     3.2%
Interest expense                        4.9%     4.3%         4.9%     4.3%
                                      ------   ------       ------   ------
Income (loss) before income tax
   credit and extraordinary item        0.1%    (0.5%)       (1.3%)   (1.1%)
Income tax credit                         -     (0.6%)          -     (0.8%)
                                      ------   ------       ------   ------
Income (loss) before
   extraordinary item                   0.1%     0.1%        (1.3%)   (0.3%)
Extraordinary item                        -      0.2%           -      0.1%
                                      ------   ------       ------   ------
Net income (loss)                       0.1%     0.3%       (1.3%)    (0.2%)
                                      ======   ======       ======   ======

Sales - As of the end of fiscal 1996, the Company closed forty stores in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a decrease in total sales for the third quarter and first nine months of fiscal 1997. Sales for the third quarter of fiscal 1997 decreased by $24,226 or 13.8% compared to sales for the third quarter of fiscal 1996. Similarly, sales for the first nine months of fiscal 1997 decreased by $77,537 or 15.0%.

Comparable store sales during the third quarter and first nine months of
fiscal 1997 decreased $3,997 or 2.7% and $10,874 or 2.6%, respectively.   This
decrease can be traced to a combination of factors including clearance activity, shifting of advertising break dates and the residual effects of the warehouse management system implementation discussed in the Form 10-Q filing for the second quarter of fiscal 1997.

The Company operated 149 stores at the end of the third quarter of fiscal 1997 as compared with 181 stores at the end of the third quarter of fiscal 1996. Since October 29, 1995, the Company has opened ten stores in new markets, relocated three stores and closed forty-two stores.

Gross profit - The Company's merchandise gross profit as a percentage of sales improved .7% in the first nine months of fiscal 1997 and improved .6% in the third quarter as compared to the same periods of fiscal 1996. However, this improvement was offset by additional costs in the warehouse and distribution areas during the implementation of the new warehouse management system this year, which were disclosed in the Form 10-Q for the second quarter of fiscal 1997. Accordingly, as a percentage of sales, gross profit decreased slightly from 24.3% for the third quarter of fiscal 1996 to 24.0% for the third quarter of fiscal 1997. Gross profit as a percentage of sales was 23.9% for the first nine months of fiscal 1997 and 24.0% for the first nine months of fiscal 1996.

Selling, general and administrative (SG&A) expense decreased $7,257 or 20.1% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and decreased $18,474 or 17.1% for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of sales, SG&A expense was 19.0% for the third quarter of fiscal 1997 and 20.5% for the third quarter of fiscal 1996 and was 20.3% for the first nine months of fiscal 1997 compared to 20.8% for the first nine months of fiscal 1996.

The reduction in SG&A expense for the third quarter of fiscal 1997 was primarily attributable to a 16.5% decrease in store payroll costs and a 13.2% decrease in store occupancy costs. In addition, store controllable and advertising costs decreased 20.7% and 41.6% respectively. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of these items in the fourth quarter of fiscal 1996. The decreases in SG&A costs were offset by a $391 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

The reduction in SG&A expense for the first nine months of fiscal 1997 was primarily attributable to a 15.4% decrease in store payroll costs and a 14.1% decrease in store occupancy costs. In addition, store controllable and advertising costs decreased 18.1% and 31.3% respectively. These areas of expense were impacted by the elimination of costs related to the forty stores closed as of the end of fiscal 1996. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996. The decreases in SG&A costs were offset by a $1,394 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

Interest expense decreased $179 or 2.4% for the third quarter of fiscal 1997 compared to the same period of fiscal 1996 and decreased $467 or 2.1% for the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The decrease was due to a reduction in interest related to capital leases, primarily as a result of the forty stores closed as of the end of fiscal 1996, and a decrease in interest costs related to industrial development bonds which were paid off in August of 1996. These decreased costs were offset somewhat by increased costs of revolver borrowings and by a slight increase in interest attributable to the promissory notes which require quarterly interest payments to be paid in kind and added to principal.

Income tax benefit - No income tax expense was recorded on income in the third quarter of fiscal 1997 due to the existence of unutilized tax loss carry forwards from prior year store closing charges. Similarly, no income tax benefit was recorded on losses for the first nine months of fiscal 1997 due to the uncertainty of realization of those tax benefits. Due to the amount of unutilized tax loss carry forwards available, the Company does not expect to tax-effect quarterly income or losses for any period in fiscal 1997. In the prior year, no such tax loss carry forwards existed, and tax benefits of $1,021 and $4,211 were recorded in fiscal 1996 for the third quarter and first nine months, respectively, consistent with the Company's expected effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

Funds used in operating activities were $16,565 in the first nine months of fiscal 1997 compared to a usage of $21,843 in the first nine months of fiscal 1996. This $5,278 reduction in net cash used by operating activities resulted primarily from changes in inventories and other operating liabilities, offset somewhat by changes in accounts payable, results of operations and store closing reserves.

The Company satisfies its seasonal liquidity requirements primarily through a combination of funds provided from operations and from Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) which provides for
revolving borrowings of up to $70,000.   Borrowings under the Agreement bear
interest at a rate which is .75% per annum greater than the applicable prime rate. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

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

Obligations under the Agreement were $62,797 at October 27, 1996 and $55,909
at October 29, 1995.    These borrowings are senior to the Senior Subordinated
Notes of the Company. The Company had long-term debt and obligations under capital leases of $202,299 as of October 27, 1996 and $211,901 at October 29, 1995. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At October 27, 1996, the Company was in compliance with all covenants contained in its various financing agreements.

Pamida paid the Company $79, $79 and $78, during the first, second and third quarters respectively, of fiscal 1996 under a tax-sharing agreement to enable the Company to pay quarterly dividends to its preferred stockholders. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount of approximately $315; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit, resulting primarily from the forty store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida may pay dividends in fiscal 1997 and in ensuing years only to the extent that the Company and Pamida satisfy the applicable statutory standards which includes the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The Company did not declare or pay the preferred stock dividends payable on February 29, 1996, May 31, 1996, August 31, 1996 or November 30, 1996. The
cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $4,521 during the first nine months of fiscal 1997 compared to $6,024 during the first nine months of fiscal 1996. The Company has opened a total of eight new stores in fiscal 1997 and will consider additional opportunities for new store locations as they arise. Capital expenditures are expected to total approximately $5,400 in fiscal 1997 and to be funded from cash flow from operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program will require inventory of approximately $1,000 to $1,200 for each store in a new market, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

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




Part II - OTHER INFORMATION



Items 1-2:None


Item 3:

The General Corporation Law of Delaware, under which the registrant is incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant may pay dividends in fiscal 1997 and in ensuing years only to the extent that the registrant satisfies the applicable statutory standards, which includes the registrant's having a net worth equal to at least the aggregate par value of its outstanding preferred stock, which amounts to $2. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable on February 29, May 31, August 31, and November 30, 1996, with respect to the outstanding 16.25% Senior Cumulative Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant and does not anticipate paying dividends on the registrant's preferred stock in the foreseeable future. As of the date of this report, the total preferred stock dividend arrearage was $342. Pursuant to the Certificate of Incorporation of the registrant, the cumulative dividend rate on the registrant's preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value of the preferred stock until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.


Items 4-5:None


Item 6:

(A)  Exhibits.

     - 10.1 Amendment No. 3 to Loan and Security Agreement among Pamida, Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996


     - 10.2 Amendment No. 1 to Employment Agreement among Pamida Holdings Corporation, Pamida, Inc., and Steven S. Fishman dated August 29, 1996

     -  27.1 Financial Data Schedule (EDGAR version only)

(b)  Reports on Form 8-K.

    A report on Form 8-K was filed during the quarter for which this Form 10-Q is filed. Such report had a Date of Report of October 16, 1996, and related to Item 4, Changes in Registrant's Certifying Accountant. An amendment to such Form 8-K was filed on November 1, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PAMIDA HOLDINGS CORPORATION
                                                (Registrant)


                          Date:          December 11, 1996
                            By:      /s/ Steven S. Fishman
                                         Steven S. Fishman, Chairman,
                                         President and Chief Executive Officer



                          Date:          December 11, 1996
                            By:      /s/ Todd D. Weyhrich
                                         Todd D. Weyhrich
                                         Vice President - Controller