Form 10-K
period 1997-02-02
PAMIDA HOLDINGS CORP/DE/
filed 1997-05-01
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended February 2, 1997
                         Commission File Number 1-10619

                           PAMIDA HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           47-0696125
     (State or other jurisdiction of       (IRS Employer Identification
      incorporation or organization)        Number)

         8800 "F" Street, Omaha, Nebraska                    68127
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (402) 339-2400

Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each                   Name of Each Exchange
              Class                        on Which Registered
          -------------                  -----------------------
          Common Stock                   American Stock Exchange

 Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 1997, was $10,899,162 based upon the closing price for such stock on the American Stock Exchange on such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                 Outstanding at
             Class of Stock                      April 15, 1997
             --------------                     ----------------
              Common Stock                      5,004,942 shares

     Documents Incorporated by Reference: Portions of the registrant's proxy statement dated March 26, 1997, for the annual meeting of the registrant's stockholders to be held on May 22, 1997, are incorporated by reference into Part III.
                                     PART I

Item 1. BUSINESS.

      FORWARD-LOOKING STATEMENTS

     This 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this 10-K contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

      GENERAL.

     Pamida Holdings Corporation conducts its mass merchandise retail business through its wholly owned subsidiary, Pamida, Inc., a Delaware corporation. Unless the context indicates otherwise, the terms "Pamida" and "Company" refer collectively to Pamida Holdings Corporation, its direct and indirect subsidiaries and their predecessors, and "Holdings" refers only to Pamida Holdings Corporation.

     Holdings is a Delaware corporation incorporated in 1986 to acquire all of the capital stock of Pamida, Inc. which, directly since 1981 and through a predecessor prior to 1981, had been engaged in the mass merchandise retail business since 1963. The capital stock of Pamida, Inc. is the only significant asset of Holdings, and Holdings has no material operations of its own.

     On January 19, 1996, the Company announced its intention to close 40 stores located in unprofitable or highly competitive markets. Store closing sales began on January 29, 1996, and the Company completed all of such store closings during the second quarter of the fiscal year ended February 2, 1997. References in this Form 10-K to the "40 Closed Stores" mean such 40 stores.


      STORES.

     At February 2, 1997, Pamida operated 148 mass merchandise retail stores located in 148 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant mass merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 80% of the communities in which its stores are located.

     Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major mass merchandise retailer and which the Company considers to be either too small to support more than one major mass merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At February 2, 1997, 119 of the Company's 148 stores faced no direct local competition from other major mass merchandise retailers.

     The Company's stores average approximately 29,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At February 2, 1997, Pamida's stores had an aggregate sales area of approximately 4,348,000 square feet.

     The following table indicates the states in which Pamida's stores were located as of February 2, 1997:

     STATE                                                        TOTAL
     -----                                                        -----
     Minnesota.....................................................  29
     Iowa..........................................................  26
     Nebraska......................................................  15
     Wisconsin.....................................................  14
     Michigan.....................................................   12
     Ohio.........................................................   10
     Wyoming.......................................................   9
     North Dakota..................................................   7
     South Dakota..................................................   7
     Montana.......................................................   7
     Indiana.......................................................   4
     Kansas........................................................   3
     Kentucky .....................................................   2
     Illinois......................................................   2
     Missouri .....................................................   1
                                                                    ---
                                                                    148
                                                                    ===

     The following tables show the number of the Company's store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1993:

                                   Fiscal Year Ended
                        1997    1996    1995    1994    1993

Beginning of year ...    144     184     173     178     178
  Stores opened in
    new markets .....      6       7      17       8       9
  Stores relocated in
    existing markets       2       3      --      --      --
  Stores closed .....     (4)    (10)     (6)    (13)     (9)
                         ---     ---     ---     ---     ---
End of year .........    148     184     184     173     178
Less 40 Closed Stores    ===     (40)    ===     ===     ===
                                 ---
                                 144
                                 ===

                                  Fiscal Year Ended
                        1997    1996    1995    1994    1993

Square feet of
  store sales area
  at year-end (in
  millions)             4.35    5.22    5.09    4.68    4.75
Less 40 Closed Stores          (1.09)
                               ------
                                4.13

     Pamida regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

      STORE EXPANSION PROGRAM.

     Pamida's store expansion program is subject to the Company's ability to negotiate satisfactory leases, to the ability of prospective landlords to obtain financing for new store buildings and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Three new stores, two of which are replacement stores, are expected to commence operations this year.

     Pamida has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

     In October 1996 the Company agreed to lease a new 200,000 square foot distribution facility to be located in Lebanon, Indiana. Construction of this new facility is underway, and the facility is expected to be completed and operational during the second quarter of the current year.


     Pamida believes that its existing distribution facilities (including the new Lebanon, Indiana facility), senior and middle management staff and corporate infrastructure are sufficient to accommodate the Company's anticipated growth.

     The Company typically invests approximately $1,450,000 to $1,750,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $550,000 for store fixtures and equipment. Because of the redeployment of store fixtures and equipment from the 40 Closed Stores to new stores, the Company expects store fixture and equipment expense to be limited to approximately $250,000 per new store for fiscal 1998. In most cases, building and land costs of approximately $1,450,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process, Pamida occasionally may construct stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions with respect to such stores with unaffiliated investors.

      SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with one-stop family shopping convenience and to feature nationally advertised brand-name products as well as some private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 14.2% of total store sales during the fiscal year ended February 2, 1997.

     Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

     Pamida's two basic merchandise divisions are softlines and hardlines. The softlines division includes men's, women's, children's and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies and some food and candy items.

     The Company currently owns and operates pharmacies in 41 of its larger stores, and eight of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, whenever feasible in light of regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

     During the fiscal year ended February 2, 1997, the hardlines division accounted for approximately 72% of Pamida's total sales, while the apparel division and the pharmacies accounted for 23% and 5%, respectively, of Pamida's total sales.

     Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services (such as wheelchairs for the elderly and handicapped, restroom facilities and water fountains, seating benches, speedy check-out lanes and expedited check cashing and raincheck and layaway processing) offered under various customer-oriented themes such as "We Care" and "We're Listening". Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories, particularly with respect to sale items.

     Pamida's business, like that of most other mass merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) in recent years have increased to approximately 30% of the full year's sales and normally involve a greater proportion of higher margin merchandise.


      ADVERTISING AND PROMOTION.

     The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1997, Pamida spent approximately $11,618,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.8% of fiscal 1997 sales.


      PURCHASING AND DISTRIBUTION.

     Pamida maintains a centralized buying, merchandising and store planning staff at its executive offices. The merchandising department includes two general merchandise managers, five hardlines divisional merchandise managers and three apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

     The merchandise in the Company's stores is purchased from over 3,000 primary manufacturers and suppliers and numerous other vendors. Centralized purchasing enables Pamida to more effectively control inventory shrinkage and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

     The Company's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     Seaway Importing Company, a wholly owned subsidiary of Pamida, Inc., imports a wide variety of merchandise, including sporting goods, pet supplies, toys, electronic items, apparel, hair care items, painting supplies, automotive items and hardware, for sale in Pamida's stores.

     During fiscal 1997, approximately 76% of Pamida's merchandise was supplied to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

      COMPETITION.

     The mass merchandise retail business is highly competitive. The Company's stores generally compete with supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores and other mass merchandise retailers. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the mass merchandise retail industry are store location, price, merchandise variety and quality and customer service, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "We Care" and "We're Listening".

     Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major mass merchandise retailer and which may be either too small to support more than one major mass merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading mass merchandise retailer in over 80% of the communities in which its stores are located.

     At February 2, 1997, 119 of Pamida's 148 stores were located in communities in which there was no direct local competition from other major mass merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 16, 11, 6, 2 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 29 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

     Merchandise prices generally are established on a zone basis at Pamida's executive offices, although store managers are given discretion to adjust prices of key items to meet local competition and to match a competitor's advertised prices. Zone pricing allows the Company to establish prices at different levels in different trade territories, based primarily on competitive conditions within such territories, rather than having a uniform pricing structure throughout the entire chain. Pamida conducts a continuous program of competitor price comparisons that enables the Company to make merchandise price adjustments, when necessary, to assure that the Company maintains a competitive position.

      EMPLOYEES.

     As of February 2, 1997, Pamida had approximately 5,700 employees, of whom approximately 2,800 were full-time and 2,900 were part-time. The number of employees varies on a seasonal basis. None of Pamida's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

     At February 2, 1997, the average length of service of the Company's management staff was as follows:

                                                         Average
                                                          Years
                                             Number     of Service
                                             ------     ----------
Top Management                                  2          15.3
Senior Vice Presidents and Vice Presidents     16           5.7
District Managers                              12          20.3
Pharmacy District Supervisors                   3           4.9
Store Managers                                148          10.7
Pharmacy Managers                              41           3.1


     Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all benefit-plan administration. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

Item 2.  PROPERTIES.

     At February 2, 1997, the Company owned 20 of its 148 store buildings, while its remaining 128 stores operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 49% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at February 2, 1997:


          Lease Expiring             Number of Leased Stores
       During the Period (1)                 2/02/97


          1/97 to 12/98                         5
          1/99 to 12/00                         5
          1/01 to 12/02                        10
          1/03 to 12/04                         8
            After 12/04                       100
                                              ---
               Total                          128
                                              ===
---------------
(1) Includes renewal options.


     Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

     The Company's general offices and one of its two distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of warehouse space and approximately 80,000 square feet of office space.

     Pamida's primary distribution center is a 336,000 square foot "flow-through" facility situated on a 22-acre tract of land in Omaha approximately one mile from the distribution center described above. This facility, which is owned by Pamida, serves primarily as a redistribution center for bulk shipments and promotional merchandise on which cost savings can be realized through quantity purchasing. Pamida also owns an additional 10-acre tract of land adjacent to such distribution center which would permit that facility to be further expanded by almost 60%.

     In October 1996, the Company agreed to lease a new 200,000 square foot distribution facility to be located in Lebanon, Indiana. Construction of this new facility, currently is underway, and the facility is expected to be operational during the second quarter of the current year. This distribution facility will replace the 100,000 square foot warehouse facility previously operated by the Company in the Milwaukee, Wisconsin area, which was closed and the lease terminated in December 1996 due to eminent domain action by the City of Glendale, Wisconsin. Under the Wisconsin administrative code, Pamida has up to two years to file a claim for "Actual and Reasonable Moving Expenses" in connection with the Company's relocation to Lebanon, Indiana. The Lebanon facility also will be used as a redistribution center for bulk shipments and promotional merchandise.

     Pamida also has a warehouse facility in Omaha which contains approximately 41,000 square feet of space and is located immediately adjacent to the Company's general offices. This warehouse, which is owned by Pamida, is used for the processing of merchandise to be returned to vendors and by the advertising department in connection with its printing operations.

     In addition to its retail stores, distribution centers and warehouse facility, Pamida's tangible assets include inventories, warehouse and store fixtures and equipment, merchandise handling equipment, office and data processing equipment, motor vehicles and an airplane.

Item 3.  LEGAL PROCEEDINGS.

     Pamida is a party to a number of lawsuits incidental to its business, the outcome of which, both individually and in the aggregate, is not expected to have a material adverse effect on the Company's operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                      * * *

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The present executive officers of Holdings are Steven S. Fishman (Chairman of the Board, President and Chief Executive Officer) Frank A. Washburn (Executive Vice President, Chief Operating Officer and Secretary), and George R. Mihalko (Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary). Information concerning such executive officers appears in the following paragraphs:

     Mr. Fishman, age 46, has served as President and Chief Executive Officer of Holdings and Pamida, Inc. since April 1993 and as Chairman of the Board of Holdings and Pamida, Inc. since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines. Mr. Fishman has been a director of Holdings since 1993 and also is a director of Pamida, Inc.

     Mr. Washburn, age 48, has served as Chief Operating Officer of Holdings and Pamida, Inc. since March 1997, Executive Vice President of Holdings since September 1995 and Executive Vice President of Pamida, Inc. since February 1995. Mr. Washburn previously served as Senior Vice President - Human Resources of Pamida, Inc. from 1993 to 1995 and as Vice President - Human Resources of
Pamida, Inc. from 1987 to 1993. Mr. Washburn also serves as Secretary of Holdings and Pamida Inc. Mr. Washburn joined Pamida's predecessor in 1965. Mr. Washburn has been a director of Holdings since 1995 and also is a director of Pamida, Inc.

     Mr. Mihalko, age 42, has served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Holdings and Pamida, Inc. since September 1995. From February 1993 to September 1995, Mr. Mihalko was employed by Pier 1 Imports, Inc. as Vice President and Treasurer. From July 1990 to February 1993, Mr. Mihalko was employed by Burlington Northern Railroad as Assistant Treasurer.

     The executive officers of Holdings may be removed from their respective positions as such officers at any time by the Board of Directors of Holdings, subject to any rights which they may have under employment agreements with the Company.

                                     PART II

Item  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
            STOCKHOLDER MATTERS.

     The Common Stock of Holdings has been listed and traded on the American Stock Exchange since September 18, 1990. Prior to that date, no market existed for such Common Stock.

     The high and low sales prices for the Common Stock of Holdings on the American Stock Exchange for fiscal 1997 and fiscal 1996 are as follows:

      Fiscal 1997:                  High          Low

     4th Quarter                  2 5/16        1 1/2
     3rd Quarter                  2 3/8         1 5/8
     2nd Quarter                  3 1/4         2 1/8
     1st Quarter                  3 1/4         2 1/8


      Fiscal 1996:                  High          Low

      4th Quarter                 4 3/16        2 1/2
      3rd Quarter                 4 5/8         2 1/4
      2nd Quarter                 6             4
      1st Quarter                 7 3/4         6

     As of March 24, 1997 there were 297 record holders of the Common Stock of Holdings.

     Holdings has never declared or paid any cash dividends on its Common Stock and does not intend to pay any such dividends in the foreseeable future. The obligations of Pamida, Inc. under certain of its financing arrangements are guaranteed by Holdings. Such financing arrangements presently prohibit the payment of dividends by Holdings on its Common Stock and also significantly restrict the ability of Pamida, Inc. to pay dividends or make other distributions to Holdings.

Item 6.  SELECTED FINANCIAL DATA.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      SELECTED CONSOLIDATED FINANCIAL DATA
         (Dollar amounts in thousands - except per share and other data)

                                                                 Fiscal Years Ended
                                            ----------------------------------------------------------------
                                            February 2,   January 28,   January 29,  January 30,  January 31,
                                               1997 (1)     1996          1995         1994         1993
                                            -----------   -----------   -----------  -----------  -----------
INCOME STATEMENT DATA:
Sales ...................................   $ 633,189     $ 736,315     $ 711,019    $ 656,910    $ 622,941

Gross profit ............................     154,090       177,688       177,367      158,906      154,695
Selling, general and
   administrative expenses ..............     125,105       151,096       143,585      133,921      124,225
                                            ---------     ---------     ---------    ---------    ---------
Operating income ........................      28,985        26,592        33,782       24,985       30,470
Interest expense ........................      29,781        29,526        27,367       26,588       25,147
Long-lived asset write-off ..............          --        78,551            --           --           --
Store closing costs .....................          --        21,397            --           --           --
                                            ---------     ---------     ---------    ---------    ---------
(Loss) income before provision for income
   taxes and extraordinary item .........        (796)     (102,882)        6,415       (1,603)       5,323
Income tax (benefit) provision ..........          --        (7,863)        3,500          427        3,061
                                            ---------     ---------     ---------    ---------    ---------

(Loss) income before extraordinary item .        (796)      (95,019)        2,915       (2,030)       2,262
Extraordinary item ......................          --           371            --       (4,943)          --
                                            ---------     ---------     ---------    ---------    ---------

Net (loss) income .......................        (796)      (94,648)        2,915       (6,973)       2,262
Less preferred dividends
   and discount amortization ............         391           362           361          359          357
                                            ---------     ---------     ---------    ---------    ---------

Net (loss) income available
   for common shares ....................   $  (1,187)    $ (95,010)    $   2,554    $  (7,332)   $   1,905
                                            =========     =========     =========    =========    =========

Weighted average number of common and
   common equivalent shares outstanding     5,004,942     5,034,536     5,024,745    4,999,984    4,999,984
                                            =========     =========     =========    =========    =========

Net (loss) earnings per common share:
   (Loss) earnings before extraordinary
     item .............................     $    (.24)    $  (18.94)    $     .51    $    (.48)   $     .38
   Extraordinary item .................            --     $     .07            --         (.99)          --
                                            ---------     ---------     ---------    ---------    ---------

   Net (loss) earnings per common share     $    (.24)    $  (18.87)    $     .51    $   (1.47)   $     .38
                                            =========     =========     =========    =========    =========

BALANCE SHEET DATA:
    Working capital .....................   $  28,673     $  34,082     $  46,725    $  41,323    $  16,515
    Total assets ........................     269,188       258,525       354,367      314,621      309,629
    Long-term debt ......................     168,000       163,746       162,505      160,315      132,006
    Obligations under capital leases ....      33,999        36,559        43,050       35,618       37,164
    Redeemable preferred stock ..........       1,875         1,826         1,779        1,734        1,690
    Common shareholders' (deficit) equity     (87,303)      (86,116)        8,876        6,322       13,654

OTHER DATA:
    Team Members ........................       5,700         7,200         7,200        6,100        5,900
    Number of stores ....................         148           184           184          173          178
    Retail square feet (in millions) ....        4.35          5.22          5.09         4.68         4.75

(1)  Represents a 53 week year.


Item  7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (Dollar amounts in thousands)


       YEAR ENDED FEBRUARY 2, 1997 COMPARED TO YEAR ENDED JANUARY 28, 1996

     SALES - As discussed in Note O to the financial statements, the Company closed forty stores at the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a planned decrease in total sales for fiscal 1997 of $103,126 or 14.0% compared to fiscal 1996 due primarily to the reduced number of stores. During fiscal 1997 the Company opened eight new prototype stores, of which six are located in new markets and two were relocations; the Company also closed two stores, resulting in a net increase in selling area during the fiscal year of approximately 216,000 square feet (not including changes relating to the forty stores closed as of fiscal year end
1996) to a total of 4,348,000 square feet. As of February 2, 1997, the Company's store base included 35 of the Company's most recent store prototype, which represented 28.7% of the Company's total selling square feet.

     Comparable store sales during the 53-week fiscal 1997 period decreased by $8,893 or 1.5% from the 52-week fiscal 1996 period. Comparable store sales on a 53-week to 53-week basis decreased by 2.6%. Sales were affected primarily by slowed warehouse distributions to stores as a result of the implementation of a new warehouse inventory management system initiated in the first quarter of fiscal 1997. The slowed distributions caused a deterioration of merchandise in-stock positions in most of the Company's stores, resulting in lost sales. While implementation of the warehouse system was largely completed by August 1996, and in-stock positions at the stores improved thereafter, sales remained below management expectations due to reduced customer traffic continuing in the third and fourth quarters. Comparable sales also were affected during much of the year by low-margin clearance sales in fiscal 1996 which were not necessary at the same level in fiscal 1997. However, beginning late in the holiday shopping season and continuing through fiscal year end, sales improved as the Company demonstrated to customers its improved in-stock position in all product categories.

     The Company experienced substantial comparable store sales increases in fiscal 1997 in several merchandise categories, the most dramatic of which were in the pharmacy prescription, junior apparel, grocery and ready-to-wear areas. Comparable store sales gains also were generated in the hosiery, team sports, camera, stationery, health aids and bath categories. The Company experienced comparable store sales decreases in several categories. The largest dollar decreases on a comparable store basis were in the electronics, automotive, misses bottoms, men's shoes, electrical and appliance areas. Management believes that subtle adjustments made to the Company's softlines strategy at the end of fiscal 1996 to meet customer demand for a deeper selection of basic apparel had a positive impact on sales and margins in softlines during fiscal 1997.

     GROSS PROFIT - Gross profit dollars were affected by the reduced number of stores in operation during fiscal 1997 as compared to fiscal 1996. The Company's merchandise gross profit as a percentage of sales improved to 27.8% in fiscal 1997 from 26.8% in fiscal 1996. However, this improvement was diluted by additional costs related to the implementation of the new warehouse inventory management system discussed above. Warehouse costs increased to $13,457 from $11,066 last year and increased as a percent of sales to 2.1% from 1.5% last year. Delivery costs decreased to $7,637 in fiscal 1997 from $8,845 last year and amounted to 1.2% of sales in both years. Accordingly, gross profit decreased by $23,598, or 13.3%, to $154,090 in fiscal 1997 from $177,688 in fiscal 1996 but, as a percentage of sales, increased to 24.3% in fiscal 1997 from 24.1% in fiscal 1996.

     SELLING, GENERAL AND ADMINISTRATIVE expense decreased $25,991, or 17.2%, to $125,105 in fiscal 1997 from $151,096 in fiscal 1996. As a percentage of sales, selling, general and administrative expense decreased to 19.8% from 20.5% last year. This reduction was largely attributable to reductions in store level expenses. Store payroll, controllable and occupancy expenses accounted for 64.2% of the total decrease in selling, general and administrative expense and decreased by 14.5%, 17.5% and 13.9%, respectively. Selling, general and administrative expense also was positively impacted by a 28.9% reduction in advertising costs which accounted for 18.2% of the gross decrease in selling, general and administrative expense. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. Selling, general and administrative expense also was impacted by an 11.0% decrease in corporate general and administrative costs which accounted for 11.3% of the gross decreases in selling, general and administrative expense. The major components of this decrease were decreases in the net costs of insurance, professional fees, management bonuses and related fringe benefits.

     Selling, general and administrative expense also was positively impacted by the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of these items in the fourth quarter of fiscal 1996. The decreases in selling, general and administrative expense were offset by a $1,246 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996, primarily from the sale of idle transportation company assets.

     The Company is continuing to focus on controlling selling, general and administrative expenses. Store operating expenses as a percent of sales are anticipated to remain relatively constant in fiscal 1998. Certain expense categories are anticipated to increase somewhat as a percent of sales due to more normal clearance activity and expected increases in interest expense, information systems costs, store payroll expenses (due to federally mandated minimum wage increases) and incentive compensation. The Company expects to begin to realize operating efficiencies from systems enhancements in the warehouse and distribution areas in fiscal 1998 and in the merchandising areas beginning in the second half of fiscal 1999. Further expense leveraging is expected in future years through internal growth as well as the addition of new stores.

     INTEREST expense increased marginally by $255 or 0.9% for fiscal 1997 compared to fiscal 1996. The increase in interest expense for fiscal 1997 was attributable primarily to higher usage of the revolving line of credit and to the outstanding promissory notes of the Company which require quarterly compounding interest payments to be paid in kind. These increases were largely offset by decreased interest related to lower average outstanding capitalized lease obligations in fiscal 1997 compared to fiscal 1996.

     INCOME TAX PROVISION - No income tax benefit on losses for fiscal 1997 will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carry forwards from prior year store closing charges. The effective tax rate in fiscal 1996 was 7.6% and was impacted by the non-deductible amortization and write-off of goodwill and the reserves recorded to offset the deferred tax assets.


      YEAR ENDED JANUARY 28, 1996 COMPARED TO YEAR ENDED JANUARY 29, 1995


WRITE-OFF OF LONG-LIVED ASSETS AND STORE CLOSING CHARGE.

     During fiscal 1996, weak trends in the retail industry combined with increasing competition lowered the operating results of the Company. While operating results in the first three quarters of the year were behind plan, management focused on strategies to achieve its plan during the important fourth quarter season.

     During the fourth quarter, management reviewed its expectations for near- and long-term performance of the Company, revised its earnings projections and reassessed the recoverability of the Company's long-lived assets.

     As explained in Note N to the financial statements, in the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No.121 "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This financial accounting standard requires the Company to perform an analysis of the recoverability of the net book value of long-lived assets. The Company analyzed cash flows on an individual store basis to assess recoverability of store level long-lived assets including allocated goodwill. As a result of this analysis, impairment totaling $27,228 on a pre-tax basis was indicated at certain stores.

     The Company also analyzed the value of its remaining goodwill and favorable leasehold interests not impaired under the store-level SFAS 121 analysis using its historical method under Accounting Principles Board Opinion No. 17 (APB 17) and determined that such remaining amounts also were impaired. The APB 17 analysis projected a fifteen-year forecast period and produced $5,186 of aggregate undiscounted adjusted net income, including projected adjusted net losses for fiscal 1997 of $4,522, which included interest expense of $26,242 paid in cash and interest payable `in kind' (PIK) of $4,453, and for fiscal 1998 of $2,863, which included cash interest expense of $26,581 and PIK interest of $5,121. For fiscal 1999, the Company projected adjusted net income of approximately $967, which included cash interest expense of approximately $26,581 and PIK interest of $5,889. Due to the uncertainty of projections beyond 1999, this level of adjusted net income was assumed to continue for each of the remaining fiscal years in the projection period. Accordingly, a non-cash pre-tax charge totaling $51,323 was recorded as indicated in Note N to the financial statements.

     Also, management's fourth quarter review of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a pre-tax charge totaling $21,397 was recorded at January 28, 1996 to cover the costs necessary to close these stores as indicated in Note O to the financial statements.

     SALES for fiscal 1996 increased $25,300 or 3.6% compared to fiscal 1995. Comparable store sales decreased $4,160 or 0.7%. Excluding the forty stores closed as of the end of fiscal 1996, comparable store sales increased by 0.1%. During fiscal 1996 the Company opened ten new prototype stores of which seven were located in new markets and three were relocations. The Company also closed ten stores (excluding the 40 stores identified to be closed as discussed above), resulting in a net increase in selling area of approximately 126,000 square feet. The openings and closings of stores over the last two fiscal years has resulted in a net increase in sales of $33,662.

     The modest overall sales increases were affected by weak consumer demand which was generally experienced throughout the retail industry. Management believes that the Company's geographical niche market positioning combined with its ability to distribute quality merchandise on a more timely basis tempered these generally weak retail trends. The Company experienced substantial sales increases in several merchandise categories, the most dramatic of which were in the housewares, prescriptions, junior apparel and bath and floor areas. Substantial sales gains also were generated in paper, cleaning and seasonal categories. The Company experienced sales declines in several softlines categories, primarily women's apparel.

     The initial operating results of the seven new prototype stores and three relocated prototype stores opened during fiscal 1996 exceeded the Company's original sales projections and reflected the success of the Company's niche market positioning and merchandising strategies. At fiscal year end 1996, twenty-seven new format stores were in operation, representing 14.7% of all stores and 18.3% of total Company selling square feet.

     GROSS PROFIT increased $321 or 0.2% in fiscal 1996 compared to fiscal 1995 and, as a percentage of sales, decreased from 24.9% in fiscal 1995 to 24.1% in fiscal 1996. The decline in gross profit percent in fiscal 1996 compared to fiscal 1995 was attributable primarily to the increased markdown activity which was necessary to counter sluggish customer demand during most of the year and to meet customers' pricing expectations during this difficult period for the retail industry. Markdown expense increased by 23.8% over such expense in fiscal 1995. During fiscal 1996, the Company experienced margin dollar increases due to higher sales in several merchandise categories, most notably stationery, prescriptions, bath and floor and seasonal. While the Company experienced margin dollar decreases in several softlines categories, they were concentrated primarily in the women's apparel and fashion areas.

     SELLING,  GENERAL AND ADMINISTRATIVE  expense increased $7,511 or 5.2% from fiscal 1995. As a percentage of sales, selling, general and administrative expense increased from 20.2% in fiscal 1995 to 20.5% in fiscal 1996. Approximately 40% of the total gross increase in selling, general and administrative expense was attributable to increases in corporate general administrative costs. Payroll and fringe benefits costs increased by approximately 13% due to the effect of a full year's salary for the merchandising, real estate and other corporate personnel added in fiscal 1995 as well as the costs related to information systems personnel added during fiscal 1996 to support the new systems implementations to enhance efficiencies in warehouse, distribution and merchandising. In addition, professional fees increased approximately 54% due primarily to information systems and strategic planning consulting costs as well as increases in legal fees related to new store construction and financing.

     In addition to the corporate general and administrative cost changes, advertising expenses as a percent of sales increased from 2.0% to 2.2% due to increases in the costs of paper and postage. This accounted for approximately 25% of the gross increase in selling, general and administrative expense. Store controllable expenses increased by 8%, which also accounted for approximately 25% of the gross increase in selling, general and administrative expense. The change in store controllable expense was due primarily to increases in the costs of security equipment rentals, charge card processing fees (due to increased credit card sales volume), utilities and inventory counting (as a result of changes in procedures to allow for detailed SKU level counts). Store controllable costs were partially reduced by decreases in supplies, travel and entertainment costs. Store fixed costs as a percent of sales increased from 2.8% to 3.0% due primarily to increases in rent expense. These increases in selling, general and administrative expense were offset in part by an increase in other income resulting primarily from the sale of idle transportation assets.

     INTEREST expense increased $2,159 or 7.9% for fiscal 1996 compared to fiscal 1995. The increase in interest expense for fiscal 1996 was attributable primarily to higher usage of the revolving line of credit in fiscal 1996 and to the outstanding promissory notes of the Company which require quarterly compounding interest payments to be paid in kind. The Company also had higher average outstanding capitalized lease obligations in fiscal 1996 compared to fiscal 1995.

     INCOME  TAX  PROVISION  - The  effective  tax rate was 7.6% in fiscal  1996 compared to 54.6% in fiscal 1995. The effective tax rate for fiscal 1996 was impacted by the non-deductible amortization and write-off of goodwill and the reserve recorded to offset the deferred tax assets. In fiscal 1995, the effective tax rate was higher than the normal statutory rates primarily as a result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters, while fourth quarter sales (November through January) have represented approximately 30% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

     The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $11,577 in fiscal
1997, and funds provided from operations totaled $4,967 in fiscal 1996 and $3,816 in fiscal 1995. The change in cash flow from operating activities from fiscal 1996 to fiscal 1997 was primarily the result of planned net increases in inventory and other operating assets and decreases in accounts payable and other operating liabilities. These decreases in cash flow were offset in part by changes in deferred income taxes. The positive change in cash flow from operating activities from fiscal 1995 to fiscal 1996 was primarily the result of net decreases in inventory and accounts payable. These increases in cash flow were offset in part by current and deferred tax payable changes, principally as a result of the store closing charge, the changes in profitability of the continuing operations and changes in other operating assets and liabilities.

     Effective March 17, 1997, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

     The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital (as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of Pamida to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

     Obligations under the Agreement were $57,115 at February 2, 1997 and $31,588 at January 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $201,999 at February 2, 1997 and $200,305 at January 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At February 2, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

     On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements have been repaid, the quarterly interest payments on the promissory notes of the Company will be paid in kind. Pamida paid the Company $315 in fiscal 1996 under a tax-sharing agreement to enable the Company to pay quarterly dividends to its preferred stockholders. During fiscal 1996, the Company received $967 from Pamida under a tax-sharing agreement as a reimbursement for certain tax benefits derived by Pamida. Such remittance, along with $18 from the exercise of certain stock options, was used by the Company to redeem Subordinated Promissory Notes as described in Note L to the financial statements, to repay intercompany balances totaling $29, and to pay quarterly dividends on preferred stock. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997 and may pay cash dividends in ensuing years only to the extent that the Company and Pamida satisfy the applicable statutory standards which include the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

     The Company made capital expenditures of $4,947 in fiscal 1997 compared to $9,265 during fiscal 1996. The Company plans to open three new stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to be approximately $9,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

     The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

INFLATION

     The Company uses the LIFO method of inventory valuation in its financial statements; as a result, the cost of merchandise sold approximates current costs. The Company's rental expense is generally fixed and, except for small amounts of percentage rents and rentals adjusted by cost-of-living increases tied to the Consumer Price Index or interest rates, has not been affected by inflation.

FORWARD-LOOKING STATEMENTS

     This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                         INDEPENDENT AUDITORS' REPORT





INDEPENDENT AUDITORS' REPORT
Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



     We have audited the consolidated balance sheet of Pamida Holdings Corporation and subsidiary as of February 2, 1997, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the years ended February 2, 1997 and January 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated balance sheet of Pamida Holdings Corporation and subsidiary as of January 28, 1996, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year ended January 28, 1996, were audited by other auditors, whose report, dated March 26, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pamida Holdings Corporation and subsidiary as of February 2, 1997, and the results of their operations and their cash flows for each of the years ended February 2, 1997 and January 29, 1995 in conformity with generally accepted accounting principles.





/s/ DELOITTE & TOUCHE LLP

    Omaha, Nebraska
    March 7, 1997
    (March 17, 1997 as to Note E)

                       REPORT OF INDENPENDENT ACCOUNTANTS



Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Pamida Holdings Corporation and Subsidiary as of January 28, 1996, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pamida Holdings Corporation and Subsidiary as of January 28, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note N to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."



/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                                Years Ended
                                                  -----------------------------------------
                                                  February 2,    January 28,    January 29,
                                                     1997            1996           1995
                                                  (53 Weeks)      (52 Weeks)     (52 Weeks)
                                                  -----------    -----------    -----------

Sales .........................................   $   633,189    $   736,315    $   711,019
Cost of goods sold ............................       479,099        558,627        533,652
                                                  -----------    -----------    -----------
Gross profit ..................................       154,090        177,688        177,367
                                                  -----------    -----------    -----------
Expenses:
    Selling, general and administrative .......       125,105        151,096        143,585
    Interest ..................................        29,781         29,526         27,367
    Long-lived asset write-off ................            --         78,551             --
    Store closing costs .......................            --         21,397             --
                                                  -----------    -----------    -----------
                                                      154,886        280,570        170,952
                                                  -----------    -----------    -----------
(Loss) income before provision for income
    taxes and extraordinary item ..............          (796)      (102,882)         6,415
Income tax (benefit) provision ................            --         (7,863)         3,500
                                                  -----------    -----------    -----------
(Loss) income before extraordinary item .......          (796)       (95,019)         2,915
Extraordinary item ............................            --            371             --
                                                  -----------    -----------    -----------
Net (loss) income .............................          (796)       (94,648)         2,915
Less provision for preferred dividends and
    discount amortization .....................           391            362            361
                                                  -----------    -----------    -----------
Net (loss) income available for
    common shares .............................   $    (1,187)   $   (95,010)   $     2,554
                                                  ===========    ===========    ===========
Net (loss) earnings per common share:
    (Loss) earnings before extraordinary item.    $      (.24)   $    (18.94)   $      0.51
    Extraordinary item.........................            --            .07             --
                                                  -----------    -----------    -----------
    Net (loss) earnings per common share.......   $      (.24)   $    (18.87)   $      0.51
                                                  -----------    -----------    -----------


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands, except per share data)

                                                                                     February 2,    January 28,
ASSETS                                                                                 1997            1996
                                                                                     ----------     -----------
Current assets:
    Cash .........................................................................   $     6,973    $     7,298
    Accounts receivable, less allowance for doubtful accounts of $50 in both years         6,919          9,049
    Merchandise inventories ......................................................       157,490        150,837
    Prepaid expenses .............................................................         2,993          2,953
    Property held for sale .......................................................         1,748          2,218
                                                                                     -----------    -----------
       Total current assets ......................................................   $   176,123    $   172,355

Property, buildings and equipment, (net) .........................................        42,403         44,153
Leased property under capital leases, less accumulated
    amortization of $14,604 and $13,496, respectively ............................        27,713         30,977
Deferred financing costs .........................................................         3,176          3,809
Other assets .....................................................................        19,773          7,231
                                                                                     -----------    -----------
                                                                                     $   269,188    $   258,525
                                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................................   $    54,245    $    63,087
    Loan and security agreement ..................................................        57,115         31,588
    Accrued compensation .........................................................         3,860          5,923
    Accrued interest .............................................................         7,668          6,992
    Store closing reserve ........................................................         4,521          7,818
    Other accrued expenses .......................................................        10,112         10,823
    Income taxes - deferred and current payable ..................................         8,101          8,861
    Current maturities of long-term debt .........................................            47          1,334
    Current obligations under capital leases .....................................         1,781          1,847
                                                                                     -----------    -----------
       Total current liabilities .................................................       147,450        138,273

Long-term debt, less current maturities ..........................................       168,000        163,746
Obligations under capital leases, less current obligations .......................        33,999         36,559
Reserve for dividends ............................................................           342             --
Other long-term liabilities ......................................................         4,825          4,237
Commitments and contingencies ....................................................            --             --
Preferred stock subject to mandatory redemption:
    16-1/4% senior cumulative preferred stock, $1 par value;
       514 shares authorized, issued and outstanding .............................           514            514
    14-1/4% junior cumulative preferred stock, $1 par value;
       6,986 shares authorized; 1,627 shares issued and outstanding;
       redemption amount of $1,627, less unamortized discount ....................         1,361          1,312
Common shareholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized; 5,004,942
       shares issued and outstanding in both years ...............................            50             50
    Additional paid-in capital ...................................................           968            968
    Accumulated deficit ..........................................................       (88,321)       (87,134)
                                                                                     -----------    -----------
       Total common shareholders' deficit ........................................       (87,303)       (86,116)
                                                                                     -----------    -----------
                                                                                     $   269,188    $   258,525
                                                                                     ===========    ===========


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                                                            Retained
                                                                Nonvoting    Additional     Earnings
                                                    Common       Common       Paid-in     (Accumulated
                                                    Shares        Stock       Capital       Deficit)
                                                   ----------   ----------   ----------    ----------
Balance at January 30, 1994 ...........            $       41   $        9   $      950    $   15,322
    Net income ........................                    --           --           --         2,915
    Amortization of discount on 14-1/4%
       junior cumulative preferred ....                    --           --           --           (45)
    Cash dividends to preferred
       stockholders ...................                    --           --           --          (316)
    Conversion of nonvoting common
       stock to common shares .........                     9           (9)          --            --
                                                   ----------   ----------   ----------    ----------

Balance at January 29, 1995 ...........                    50           --          950         7,876
    Net loss ..........................                    --           --           --       (94,648)
    Amortization of discount on 14-1/4%
       junior cumulative preferred ....                    --           --           --           (47)
    Cash dividends to preferred
       stockholders ...................                    --           --           --          (315)
    Stock sold under incentive stock
       option plan ....................                    --           --           18            --
                                                   ----------   -----------   ---------    ----------

Balance at January 28, 1996 ...........                    50           --          968       (87,134)
    Net loss ..........................                    --           --           --          (796)
    Amortization of discount on 14-1/4%
       junior cumulative preferred ....                    --           --           --           (49)
    Accrued dividends for preferred
       stockholders ...................                    --           --           --          (342)
                                                   ----------   ----------   ----------    ----------

Balance at February 2, 1997 ...........            $       50   $       --   $      968    $  (88,321)
                                                   ==========   ==========   ==========    ==========


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                     Years Ended
                                                                      -----------------------------------------
                                                                      February 2,    January 28,    January 29,
                                                                         1997            1996           1995
                                                                      (53 Weeks)      (52 Weeks)     (52 Weeks)
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
Net (loss) income .................................................   $      (796)   $   (94,648)   $     2,915
       Adjustments to  reconcile  net (loss)  income to net cash
         from operating activities:
           Depreciation and amortization ..........................        11,658         15,345         14,962
           Provision (credit) for LIFO inventory valuation ........           874           (585)          (675)
           Provision (credit) for deferred income taxes ...........         3,305         (6,647)        (1,555)
           Noncash interest expense ...............................         4,313          3,756          3,315
           Accretion of original issue debt discount ..............           160            154            149
           Gain on disposal of assets .............................           (56)          (982)           (58)
           Stock incentive benefits ...............................            --             --             84
           Deferred retirement benefits ...........................          (125)            13             37
           Extraordinary item .....................................            --           (371)            --
           Long-lived assets write-off ............................            --         78,551             --
           Store closing costs ....................................        (3,726)        21,397             --
           (Increase) decrease in merchandise inventories .........        (7,527)         4,532        (30,951)
           Increase in other operating assets .....................        (5,622)        (3,847)          (486)
           Increase (decrease) in accounts payable ................        (8,842)        (6,749)         8,153
           Increase (decrease) in income taxes payable ............        (3,250)        (4,607)         3,942
           Increase (decrease) in other operating liabilities......        (1,943)          (345)         3,984
                                                                      -----------    -----------    -----------
       Total adjustments ..........................................       (10,781)        99,615            901
                                                                      -----------    -----------    -----------
       Net cash from operating activities .........................       (11,577)         4,967          3,816

Cash flows from investing activities:
    Proceeds from disposal of assets ..............................           917          1,163            980
    Principal payments received on notes receivable ...............            16             15             14
    Assets acquired for sale ......................................          (391)            --             --
    Capital expenditures ..........................................        (4,947)        (9,265)       (12,888)
    Construction notes receivable .................................        (5,845)        (4,412)            --
                                                                      -----------    -----------    -----------
       Net cash from investing activities .........................       (10,250)       (12,499)       (11,894)
                                                                      -----------    -----------    -----------
Cash flows from financing activities:
    Borrowings under loan and security agreement net ..............        25,527         10,986         12,417
    Principal payments on other long-term debt ....................        (1,335)          (193)          (177)
    Dividends paid on preferred stock .............................            --           (315)          (316)
    Principal payments on promissory notes ........................            --           (641)        (1,029)
    Payments for deferred finance costs ...........................           (54)           (13)          (200)
    Principal payments on capital lease obligations ...............        (2,636)        (2,071)        (1,894)
    Proceeds from sale of stock ...................................            --             18             --
                                                                      -----------    -----------    -----------
           Net cash from financing activities .....................        21,502          7,771          8,801
                                                                      -----------    -----------    -----------
    Net (decrease) increase in cash ...............................          (325)           239            723
    Cash at beginning of year .....................................         7,298          7,059          6,336
                                                                      -----------    -----------    -----------
    Cash at end of year ...........................................   $     6,973    $     7,298    $     7,059
                                                                      ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during the year for:
       Interest.....................................................  $    24,804    $    25,691    $    24,021
       Income taxes:
           Payments to taxing authorities...........................          386          3,622          1,785
           Refunds received from taxing authorities.................         (442)          (231)          (672)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
    Capital lease obligations incurred when the Company entered
       into lease agreements for new store facilities and equipment.  $        11    $       620    $     9,721
    Capital lease obligations terminated............................           --            154             --
    Amortization of discount on junior cumulative preferred stock
       recorded as a direct charge to retained earnings.............           49             47             45
    Payment of interest in kind by increasing the
       principal amount of the notes................................        4,313          3,702          3,263
    Provision for dividends payable.................................          342             --             --
    Conversion of 919,587 shares of nonvoting common
       stock, $.01 par value, to common stock
           Common stock.............................................           --             --              9
           Nonvoting common stock...................................           --             --             (9)



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollar amounts in thousands - except per share data)



A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pamida Holdings Corporation (the "Company") was formed for the sole purpose of acquiring Pamida, Inc. ("Pamida") through a merger in a leveraged buy-out transaction which was consummated on July 29, 1986.

     CONSOLIDATION - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiary, Pamida, and of Seaway Importing Company ("Seaway") and Pamida Transportation Company, wholly-owned subsidiaries of Pamida. All material intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR - All references in these financial statements to fiscal years are to the calendar year in which the fiscal year ends.

     LINE OF BUSINESS - Through Pamida, the Company is engaged in the operation of retail discount stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to Pamida. Pamida Transportation Company operated as a contract carrier for Pamida until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Due to the similarity in nature of the Company's businesses, the Company considers itself to be a single business segment.

     CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at February 2, 1997 and January 28, 1996.

     MERCHANDISE INVENTORIES - Substantially all of the Company's inventory is stated at the lower of cost (last-in, first-out) or market.

     PROPERTY, BUILDINGS AND EQUIPMENT - Property, buildings and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives. Buildings and building improvements are generally depreciated over 8-40 years, while store, warehouse and office equipment, vehicles and aircraft equipment are generally depreciated over 3-10 years. Leasehold improvements are depreciated over the life of the lease or the estimated life of the asset, whichever is shorter.

     LEASED PROPERTY UNDER CAPITAL LEASES - Noncancellable financing leases are capitalized at the estimated fair value of the leasehold interest and are amortized on the straight-line method over the terms of the leases.

     LONG-LIVED ASSETS - When facts and circumstances indicated potential impairment, the Company evaluates the recoverability of assets carrying values, including goodwill, using estimates of future cash flows over remaining assets lives. When impairment is indicated, any impairment loss in measured by the excess of carrying values over fair values.

     DEFERRED FINANCING COSTS AND ORIGINAL ISSUE DEBT DISCOUNT - Deferred financing costs are being amortized using the straight-line method over the terms of the issues which approximates the effective interest method. Original issue debt discount is being amortized using the effective interest method over the terms of the issues.

     PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

     EARNINGS PER SHARE - Earnings per share were calculated using the weighted average common shares and dilutive common share equivalents outstanding during the year using the treasury stock method.

     MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25).

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B.  MERCHANDISE INVENTORIES

     Total inventories would have been higher at February 2, 1997 and January 28, 1996 by $6,574 and $5,700, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income (loss) before extraordinary item would have been $78, $(95,604) and $2,666, respectively, for fiscal years 1997, 1996, and 1995. During fiscal years 1997, 1996, and 1995, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $116, $125, and $102, respectively.

C.  PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment consists of:

                                 Feb. 2,   Jan. 28,
                                  1997       1996
                                --------   --------
Land and land improvements ..   $  4,013   $  3,943
Buildings and building
  improvements...............     22,076     21,578
Store, warehouse and office
  equipment..................     59,668     55,638
Vehicles and aircraft
  equipment..................      1,513      1,578
Leasehold improvements ......     16,497     15,362
                                 103,767     98,099
Less accumulated depreciation
  and amortization ..........     61,364     53,946
                                --------   --------
                                $ 42,403   $ 44,153
                                ========   ========

D.  OTHER ASSETS

     Other assets consist of:
                                 Feb. 2,   Jan. 28,
                                  1997       1996
                                --------   --------
Construction notes receivable.  $ 10,257   $  2,767
Unamortized software
  costs, net .................     7,541      3,357
Other ........................     1,975      1,107
                                --------   --------
                                $ 19,773   $  7,231
                                ========   ========


E.  FINANCING AGREEMENTS

     Effective March 17, 1997, the term of Pamida's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow under the Agreement are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings of Pamida under the Agreement are secured by security interests in substantially all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

     The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital (as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of Pamida to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments.

     The maximum amount of borrowings under the Agreement during fiscal 1997 and 1996 was $69,256 and $63,884, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1997 and 1996 were $43,002 and $35,544, respectively; and the weighted average interest rates were 10.0% and 10.4%, respectively.

Long-term debt consists of:

                                   Feb. 2,   Jan. 28,
                                     1997      1996
                                   -------   --------
Senior Subordinated Notes,
  11.75%, due March 2003 ......   $140,000   $140,000
Industrial development bonds,
  8.5%, due in monthly install-
  ments through 2005 ..........        411      1,745
Senior promissory notes, 15.5%,
  due in 2003, interest paid
  in kind quarterly ...........      4,926      4,231
Subordinated promissory notes,
  16%, due in 2003, interest
  paid in kind quarterly ......     13,454     11,500
Junior subordinated  promissory
  notes,  16.25%,  net of
  unamortized  discount of $878
  and $1,038, due in 2003,
  interest paid in kind quarterly    9,256      7,604
                                  --------    -------
                                   168,047    165,080
Less current maturities .......         47      1,334
                                  --------   --------
                                  $168,000   $163,746
                                  ========   ========

     As of February 2, 1997, the fair value of long-term debt was $153,900 compared to its recorded value of $168,000. The fair value of long-term debt was estimated based on quoted market values for the same or similar debt issues or rates currently available for debt with similar terms. The aggregate maturities of long-term debt in each of the next five fiscal years are as follows: 1998 - $47; 1999 - $47; 2000 - $47; 2001 - $47; and 2002 - $47.

     The Senior Subordinated Notes and the promissory notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

     The senior subordinated and junior subordinated promissory notes of the Company were amended to provide that until the obligations of the Company and Pamida under certain loan agreements have been paid in full, the quarterly interest payments on the notes will be paid in kind by increasing the principal amount of each note on the applicable quarterly payment date by the amount of accrued interest then being paid in kind. Interest on the notes paid in kind accrues at a rate which, in each case, is two percentage points higher than the applicable cash interest rate.

F.  INCOME TAXES

     Components of the income tax provision (benefit) are as follows:

                          Years Ended
                  --------------------------------

                  Feb. 2,    Jan. 28,     Jan. 29,
                   1997        1996         1995
                  --------    --------    --------
Current:
   Federal ....   $ (3,155)   $   (993)   $  4,048
   State ......       (150)       (223)      1,007
                  --------    --------    --------
                    (3,305)     (1,216)      5,055
                  --------    --------    --------

Deferred:
  Federal .....      3,189      (5,865)       (679)
  State .......        116        (782)       (876)
                  --------    --------    --------
                     3,305      (6,647)     (1,555)
                  --------    --------    --------
Total (benefit)
  provision ...   $     --    $ (7,863)   $  3,500
                  ========    ========    ========

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                        Years Ended
                               ---------------------------
                               Feb. 2,   Jan. 28,  Jan. 29,
                                1997     1996       1995
                               --------  --------  --------
   Statutory rate .........     (34.0)%   (34.0)%     34.0%
   State income tax effect.      (2.8)     (1.3)       5.5
 Amortization of the excess
   of cost over net assets
     acquired .............        --      23.9       12.2
Valuation allowance .......      25.1       3.6        0.1
Accretion of discount on
  junior subordinated debt        6.8       0.1        0.8
Other .....................       4.9       0.1        2.0
                               --------  --------  --------
                                  0.0%    (7.6)%       54.6%
                               ========  ========  ========

     Significant temporary differences between reported and taxable earnings that give rise to deferred tax assets and liabilities were as follows:

                                          Feb. 2,      Jan. 28,
                                            1997        1996
                                          ---------    --------
Net current deferred tax liabilities:
  Inventories .........................   $  15,302    $  13,681
  Valuation allowance .................          --        3,869
  Prepaid insurance ...................         210          514
  Other ...............................         453          366
  Supplier allowances .................         (41)          --
  Post employment health costs ........        (189)        (237)
  Accrued expenses ....................        (941)      (1,300)
  Store closing costs .................      (2,570)      (7,159)
                                          ---------    ---------
     Net current deferred
       tax liabilities ................      12,224        9,734
                                          ---------    ---------
Net long-term deferred tax liabilities:
    Property, buildings and
       equipment ......................       2,862        3,109
    Other .............................       1,436          438
    Valuation allowance ...............       4,069            5
    Capital loss carryforward .........          --           (5)
    Capital leases ....................      (3,089)      (2,602)
    Tax benefit carryforward ..........      (3,518)          --
                                          ---------    ---------
Net long-term deferred
  tax liabilities .....................       1,760          945
                                          ---------    ---------
Net total deferred tax
     liabilities ......................   $  13,984    $  10,679
                                          =========    =========

     Net long-term deferred tax liabilities are classified with other long-term liabilities in the consolidated balance sheets of the Company. As of February 2, 1997 the Company had net operating loss carryforwards totaling $4,034 which expire in 2012 and the Company had tax credit carryforwards totaling $1,973 which expire in 2006 through 2011.

G.  LEASES

     The majority of store facilities are leased under noncancelable leases. Substantially all of the leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years. Leases have been categorized as capital or operating leases in conformity with the definition in Statement of Financial Accounting Standards No. 13, Accounting for Leases.

     At February 2, 1997 the future minimum lease payments under capital and operating leases with rental terms of more than one year amounted to:

     Fiscal Year Ending        Capital    Operating
                               Leases      Leases
                              ---------   ---------
1998.....................     $   5,802   $  10,010
1999.....................         5,659       8,800
2000.....................         5,442       6,879
2001.....................         5,352       5,639
2002.....................         5,267       5,103
Later years..............        41,384      46,069
                              ---------   ---------
Total minimum obligations     $  68,906   $  82,500
                              ---------   ---------
Less amount representing
  interest................       33,126
                              ---------
Present value of net minimum
  lease payments..........       35,780
 Less current portion.....        1,781
                              ---------
Long-term obligations.....    $  33,999
                              =========

     The minimum rentals under operating leases have not been reduced by minimum sublease rentals of $191 due in the future under noncancelable subleases.

     Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                  Years Ended
                        -------------------------------
                        Feb. 2,     Jan. 28,    Jan. 29,
                          1997        1996       1995
                        --------    --------    --------
Minimum rentals .....   $ 10,938    $ 11,715    $  9,585
Contingent rentals ..        258         399         477
Less sublease rentals       (735)       (852)       (918)
                        --------    --------    --------
                        $ 10,461    $ 11,262    $  9,144
                        ========    ========    ========

H.  SAVINGS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

     Pamida has adopted a 401(k) savings plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. Pamida has currently elected to match 50% of the participant's contribution up to 5% of compensation. Pamida's savings plan contribution expenses for fiscal years 1997, 1996, and 1995 were $770, $749, and $716, respectively.

     Prior to December 1993, the Company had agreed to continue to provide health insurance coverage and pay a portion of the health insurance premiums until age 65 for individuals who retire if the individual was eligible to participate in the plan, had attained age 55, had completed ten or more consecutive years of service and elected to continue on the Company plan. The plan is unfunded, and the Company had the right to modify or terminate these benefits. In December 1993, the Company amended the Plan to no longer offer postretirement health benefits for employees retiring after February 1, 1994.

     The components of periodic expense for postretirement benefits in fiscal 1997, 1996 and 1995 were as follows:

                                               Feb. 2,    Jan. 28,   Jan. 29,
                                                 1997      1996       1995
                                               --------   --------   --------
      Annual postretirement benefit expense:
        Interest cost .......................        16         32         42
     Amortization of
       unrecognized
       net obligations ......................       (44)        (6)        --
                                               --------   --------   --------
     Annual postretirement
       benefit expense ......................  $    (28)  $     26   $     42
                                               ========   ========   ========

     The accumulated postretirement benefit obligation consists of:

                                            Feb. 2,    Jan. 28,
                                             1997       1996
                                            --------   --------
          Accumulated postretirement
            benefit obligation .........    $    194   $    395
          Unrecognized gain ............         299        223
                                            --------   --------
          Accrued expense ..............    $    493   $    618
                                            ========   ========

     A 5% and a 10% increase in the cost of covered health care benefits was assumed for fiscal 1997 and 1996, respectively. The rate of 5% used as of February 2, 1997 is assumed to remain level after fiscal 1997. At January 28, 1996, the 10% was assumed to decrease incrementally to 5% after five years and remain level thereafter. Assuming a 1% increase in the health care trend rate, the annual postretirement benefit expense would remain the same for fiscal 1997 and increase by $1 for fiscal 1996, and the unfunded accumulated postretirement benefit obligation would increase by $4 and $13 for fiscal 1997 and 1996, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for both fiscal 1997 and 1996.

I.  PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     The Company is obligated to redeem all outstanding shares of senior cumulative and junior cumulative preferred stock on December 31, 2001, at a price not to exceed the liquidation value which is $1,000 per share plus any accrued dividends. Subject to certain loan restrictions, the Company may, at any time, redeem all or any portion of the preferred shares outstanding at a price of $1,000 per share plus any accrued dividends.

     Each share of senior cumulative and junior cumulative preferred stock entitles its holder to receive a quarterly dividend of 16.25% and 14.25% per annum, respectively, of the liquidation value from the date of issuance until redeemed. Both series of preferred stock are non-voting, and any unpaid dividends are added to the liquidation value until paid.

     The General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997 and may pay cash dividends in ensuing years only to the extent that the Company and Pamida satisfy the applicable statutory standards which include the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. A liability and provision for preferred stock dividends have been recorded in the fiscal 1997 financial statements. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis.

     The difference between the fair value of the junior cumulative preferred stock at issuance and the mandatory redemption value is being recorded through periodic accretions, using the effective interest method with a related charge to retained earnings.

J.  STOCK OPTIONS

     On November  24, 1992,  the Board of  Directors of the Company  adopted the
Pamida Holdings Corporation 1992 Stock Option Plan (the "Plan"), which was approved by the Company's stockholders in May 1993. The Plan, administered by a Committee of the Board of

Directors, provides for the granting of options to key employees of the Company and its subsidiaries to purchase up to an aggregate of 350,000 shares of Common Stock of the Company. Options granted under the Plan may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options. Options granted under the Plan will be exercisable during the period fixed by the Committee for each option; however, in general, no option will be exercisable earlier than one year after the date of its grant, and no incentive stock option will be exercisable more than ten years after the date of its grant. The option exercise price must be at least 100% of the fair market value of the Common Stock on the date of the option grant. No compensation expense related to stock options was recorded during fiscal 1997, 1996 or 1995.

     The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), which utilizes the intrinsic value method. The effect on 1997 and 1996 net income and earnings per share of accounting for stock-based compensation using the fair value method required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) is immaterial.

     The weighted average fair value of options granted during the year was $0.70 and $2.86 per option for fiscal 1997 and 1996, respectively. The fair value of options granted under the Plan was estimated at the date of grant using a binomial options pricing model with the following assumptions:

                                              Feb. 2,        Jan. 28,
                                               1997            1996
                                              --------       --------
      Risk-free interest rate...............       6.0%           7.0%
      Dividend yield........................       0.0%           0.0%
      Expected Volatility...................       8.1%           8.1%
      Expected life (years) ................       6.6 years      6.7 years

     A summary of the Company's stock-based compensation activity related to stock options for the last three fiscal years is as follows:


                                   February 2, 1997       January 28, 1996         January 29, 1995
                                 --------------------    --------------------    --------------------
                                             Weighted                Weighted               Weighted
                                             Average                 Average                 Average
                                             Exercise                Exercise                Exercise
                                 Number       Price      Number       Price      Number       Price
                                 -------     -------     -------     -------     -------     -------
Outstanding-beginning of year    296,546     $  5.05     227,545     $  4.33     171,750     $  3.63
Granted .....................     86,800        2.37     122,205        6.80      75,000        5.75
Expired/terminated ..........    (80,530)       4.66     (48,246)       6.22     (19,205)       3.63
Exercised ...................       --            --      (4,958)       3.63          --          --
Outstanding-end of year .....    302,816     $  4.39     296,546     $  5.05     227,545     $  4.33

     There were 123,616, 85,474 and 61,681 options exercisable at February 2, 1997, January 28, 1996 and Janaury 29, 1995, respectively.

     The following table summarizes information about stock options outstanding as at February 2, 1997:


                    Options Outstanding                                Options Exercisable
------------------------------------------------------     -------------------------------------------
                                            Weighted
                                             Average        Weighted                        Weighted
            Range of                        Remaining       Average                         Average
            Excercise       Number         Contractual      Exercise         Number         Exercise
             Prices       Outstanding         Life            Price        Exercisable        Price
           -----------    -----------      -----------     -----------     -----------     -----------
           $1.94-$2.78          83,800       9.5 Years     $      2.36              --     $        --
             3.63-5.75         171,016       7.3 Years            4.60         114,016            4.20
                  7.19          48,000       8.1 Years            7.19           9,600            7.19
           -----------     -----------     -----------     -----------     -----------     -----------
Totals     $1.94-$7.19         302,816       8.0 Years     $      4.39         123,616     $      4.43

K.  CAPITAL STOCK

     In October 1994, 919,587 shares of nonvoting common stock of the Company were converted into the same number of shares of common stock. After giving effect to such conversion, the Company had 5,004,942 shares of common stock and no shares of nonvoting common stock outstanding at the end of fiscal 1997 and 1996.

L.  EXTRAORDINARY ITEMS

     On July 31, 1995, the Company made an offer to purchase for cash 39.5% of the aggregate outstanding principal amount of 14% Subordinated Promissory Notes (Notes) of Pamida Holdings Corporation. The offered purchase price was 50% of the principal amount to be purchased. In the third quarter of fiscal 1996, the Company redeemed Notes tendered in the aggregate principal amount of $1,281 and made cash payments of $641, resulting in an after-tax gain of $371.

M.  COMMITMENTS AND CONTINGENCIES

     Pamida has employment agreements with three key executive officers which expire in 2000 and 2001. In addition to a base salary, the agreements provide for a bonus to be paid if certain Company performance goals are achieved. Also, in March 1997, the Board of Directors approved a long-term incentive compensation program in order to enhance retention of certain key members of management. Payout is tied to continued employment and future Company common stock price appreciation.

     The terms of the senior and junior preferred stock and the senior, subordinated and junior subordinated promissory notes provide that, upon the occurrence of an event of noncompliance with respect to the preferred stock or event of default with respect to the promissory notes, the Company is required to pay higher dividend and interest rates with the amount of the increase depending on the nature of the event of noncompliance or default.

     During fiscal 1996, the Company received $967 from Pamida as a reimbursement for certain tax benefits derived by Pamida. Such remittance, along with $18 from the exercise of certain stock options, was used by the Company to redeem Subordinated Promissory Notes as described in Note L, to repay to Pamida intercompany balances totaling $29, and to pay quarterly dividends on preferred stock totaling $315.

     In June 1994, the Company received $1,316 from Pamida as a reimbursement for certain tax benefits derived by Pamida. Such remittance was used by the Company to make a principal payment on its outstanding promissory notes of $1,029 and to repay Pamida certain intercompany advances aggregating $287.

     In connection with the Company's self insured retention of worker's compensation liabilities and future rental payments on a warehouse, on February 2, 1997, the Company had standby letters of credit outstanding totaling approximately $1,188.

N.  IMPAIRMENT OF LONG-LIVED ASSETS RECORDED IN FISCAL 1996

     During fiscal 1996, weak trends in the retail industry combined with increasing competition lowered the operating results of the Company.

     Therefore, during the fourth quarter of fiscal 1996, management reviewed its expectations for near- and long-term performance of the Company and revised its earnings projections to reflect developing and projected trends, primarily in comparable-store-sales growth, gross margins, operating expenses and interest expenses. Consequently, the recoverability of the Company's long-lived assets was also reassessed.

     In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This financial accounting standard requires the Company to perform an analysis of the recoverability of the net book value of long-lived assets. The Company analyzed cash flows on an individual store basis to assess recoverability of store level long-lived assets including allocated goodwill.

     As a result of this analysis, impairment was indicated at certain stores, and a noncash pre-tax charge was recorded as illustrated in the table below. The impairment losses were based on fair value which was determined through discounted cash flows for the particular stores utilizing a rate commensurate with the associated risks. The effect of this accounting change was to increase the net loss for the year by $24,693 or $4.90 per common share.

     The Company also analyzed the value of its remaining goodwill and favorable leasehold interests not impaired under the store-level SFAS 121 analysis using its historical method under Accounting Principles Board Opinion No. 17 (APB 17) and determined that such remaining amounts also were impaired. For this analysis the value of the goodwill and favorable leasehold interests was determined by projecting aggregate net income and adjusting it by adding back amortization of intangible assets. With respect to the projections of net income used to evaluate intangible assets impairment, management made several assumptions in projecting their best estimate of the results of future operations of the Company. The most significant assumptions were an estimated remaining useful life of goodwill of fifteen years, modest annual comparable store sales growth, gross margin rates consistent with those experienced over the past fiscal year in the stores not being closed, an annual expense escalation consistent with recent inflation trends and the ability to refinance debt maturities as they come due.

     These assumptions resulted in aggregate undiscounted adjusted net income for the fifteen-year forecast period of approximately $5,186, which reflects aggregate pre-tax interest expense of approximately $398,000 payable in cash and $86,000 payable "in kind" (PIK). The $5,186 of aggregate adjusted net income for the fifteen-year forecast period also reflected projected adjusted net losses for fiscal 1997 of $4,522, which included cash interest expense of $26,242 and PIK interest of $4,453, and for fiscal 1998 of $2,863, which included cash interest expense of $26,581 and PIK interest of $5,121. For fiscal 1999, the Company projected adjusted net income of approximately $967, which included cash interest expense of approximately $26,581 and PIK interest of $5,889. Due to the uncertainty of projections beyond 1999, this level of adjusted net income was assumed to continue for each of the remaining fiscal years in the projection period. As a result of this evaluation in fiscal 1996, management concluded that the remaining goodwill and favorable leasehold interests were fully impaired.

     Pre-Tax Components of Long-Lived Asset Write-Off As Reflected in the Statement of Operations for the year ended January 28, 1996:

                                   SFAS          APB
                                    121           17         Total
                                 --------     --------     --------
          Goodwill               $ 20,607     $ 49,406     $ 70,013
          Favorable leasehold
            interests               4,245        1,917        6,162
          Property, buildings
            and equipment           2,376           --        2,376

                                 --------     --------     --------
          Total                  $ 27,228     $ 51,323     $ 78,551
                                 ========     ========     ========

     The goodwill was originally recorded in July 1986 when Pamida Holdings Corporation acquired Pamida, Inc. through a leveraged buy-out and represented the excess of the purchase price over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over a forty-year period but, due to the trends cited above, its estimated remaining useful life was adjusted to fifteen years during the fourth quarter of fiscal 1996.

O.  STORE CLOSINGS IN FISCAL 1996

     As discussed in Note N above, the Company's operating performance during fiscal 1996 was below plan. Management's analysis of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a charge was recorded at January 28, 1996 as indicated below to cover the costs necessary to close these stores. The Company received positive net cash flow from closing the stores due to cash generated from the disposition of related inventories. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts utilized in arriving at the income statement effect.

          Pre-Tax                                   Income
          Components of fiscal 1996               Statement
          Store Closing Costs                       Effect
                                                   --------
          Real estate exit costs and
            write-off of property,
            buildings, and equipment ...........   $ 11,455
          Inventory liquidation ................      9,080
          Professional charges .................        314
          Severance and other costs and fees ...        548
                                                   --------
          Totals ...............................   $ 21,397
                                                   ========

     The store closing reserve balance as of January 28, 1996 included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closing stores inventory was completed in the second quarter of fiscal 1997. All known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal 1997, the Company negotiated settlements on twenty closed store properties which had been leased, two which have been subleased, and sold four closed store properties which had been owned. As of February 2, 1997, the Company remains liable for lease obligations on twelve closed store properties and owns four closed store properties. The Company anticipates that final disposition of the remaining obligations and properties will be completed in fiscal 1999. There were no adjustments made during fiscal 1997 to the store closing reserve other than cash inflows and outflows related to the store closings.

     The store closing reserve is presented in the balance sheets as follows:

                                        Feb. 2,      Jan. 28,
                                          1997         1996
                                        --------     --------
          Store closing reserve
            (short-term)                $  4,521     $  7,818
          Amount included in other
            long-term liabilities          2,190        2,619
                                        --------     --------

          Total                         $  6,711     $ 10,437
                                        ========     ========

P.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 2, 1997 and January 28, 1996:


                                           April 28,       July 28,       October 27,     February 2,
Fiscal 1997                                  1996            1996            1996            1997            Year
                                          -----------     -----------     -----------     -----------     -----------
Sales .................................   $   131,786     $   155,817     $   151,980     $   193,606     $   633,189
Gross profit ..........................        31,575          37,096          36,446          48,973         154,090

Net (loss) income .....................        (4,742)         (1,294)            189           5,051            (796)
Less provision for preferred
     dividends and discount
     amortization .....................            93              97              99             102             391
                                          -----------     -----------     -----------     -----------     -----------
Net (loss) income available
     for common shares ................   $    (4,835)    $    (1,391)    $        90     $     4,949     $    (1,187)
                                          ===========     ===========     ===========     ===========     ===========

Net (loss) earnings
    per common share ..................   $      (.97)    $      (.28)    $       .02     $       .99     $      (.24)
                                          ===========     ===========     ===========     ===========     ===========


                                           April 30,       July 30,       October 29,     January 28,
Fiscal 1996                                   1995           1995            1995            1996           Year
                                          -----------     -----------     -----------     -----------     -----------
Sales...................................  $   153,961     $   186,953     $   176,206     $   219,195     $   736,315
Gross profit............................       36,813          44,638          42,802          53,435         177,688

Net (loss) income before
    Extraordinary item..................       (2,179)            608             130         (93,578)        (95,019)
Extraordinary item......................           --              --             371              --             371
                                          -----------     -----------     -----------     -----------     -----------

Net (loss) income.......................       (2,179)            608             501         (93,578)        (94,648)
Less preferred dividends and
    discount amortization...............           91              90              90              91             362
                                          -----------     -----------     -----------     -----------     -----------
Net (loss) income available
    for common shares...................  $    (2,270)    $       518     $       411     $   (93,669)    $   (95,010)
                                          ===========     ===========     ===========     ===========     ===========

Net (loss) earnings
    per common share                      $      (.45)    $       .10     $       .08     $    (18.60)    $    (18.87)
                                          ===========     ===========     ===========     ===========     ===========

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



INDEPENDENT AUDITORS' REPORT
Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



We have audited the consolidated balance sheet of Pamida Holdings Corporation and subsidiary as of February 2, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended February 2, 1997 and January 29, 1995 and have issued our report thereon dated March 7, 1997 (March 17, 1997 as to Note E). Such financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pamida Holdings Corporation and subsidiary as of February 2, 1997, and for each of the years ended February 2, 1997 and January 29, 1995 listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 7, 1997


                          PAMIDA HOLDINGS CORPORATION
                             (Parent Company Only)
                         (Dollar amounts in thousands)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS - FEBRUARY 2, 1997 AND JANUARY 28, 1996



ASSETS                                                      1997          1996
Current assets:                                           --------     --------
  Refundable income taxes ............................    $    855     $    855
  Investment in subsidiary ...........................     (57,531)     (61,226)
  Deferred financing costs ...........................          52           63
                                                          --------     --------

                                                          $(56,624)    $(60,308)
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................    $     --     $      8
  Accrued interest ...................................         811          639
  Payable to Pamida, Inc. ............................          16           --
                                                          --------     --------
      Total current liabilities ......................         827          647

Long-term debt .......................................      27,636       23,335
Dividends payable ....................................         342           --
Preferred stock subject to mandatory redemption:
  16-1/4% senior cumulative preferred stock, $1
    par value; 514 shares authorized, issued and
    outstanding ......................................         514          514
  14-1/4% junior cumulative preferred stock, $1
    par value; 6,986 shares authorized;
    1,627 shares issued and outstanding;
    redemption amount of $1,627 less
    unamortized discount .............................       1,360        1,312

Common stockholders' equity:
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,004,942 shares issued and
    outstanding, in both years .......................          50           50
  Additional paid-in capital .........................         968          968
  Accumulated deficit ................................     (88,321)     (87,134)
                                                          --------     --------
      Total common stockholders' equity ..............     (87,303)     (86,116)
                                                          --------     --------
                                                          $(56,624)    $(60,308)
                                                          ========     ========


                          PAMIDA HOLDINGS CORPORATION
                             (Parent Company Only)
             (Dollar amount in thousands except for per share data)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT) EARNINGS
      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995


                                                 1997        1996        1995
                                               --------    --------    --------
Equity in earnings (loss) of subsidiary ....   $  3,696    $(92,527)   $  5,130
Expenses:
  General and administrative ...............         19          33          34
  Interest .................................      4,473       3,910       3,463
                                               --------    --------    --------
                                                  4,492       3,943       3,497
                                               --------    --------    --------

(Loss) income before income tax benefit
  and extraordinary item ...................       (796)    (96,470)      1,633

Extraordinary item .........................         --         371          --
                                               --------    --------    --------
(Loss) income before income tax benefit ....       (796)    (96,099)      1,633
Income tax benefit .........................         --       1,451       1,282
                                               --------    --------    --------
Net (loss) income ..........................       (796)    (94,648)      2,915
Amortization of discount on 14-1/4%
  junior cumulative preferred ..............        (49)        (47)        (45)
Cash dividends paid to preferred
  stockholders .............................         --        (315)       (316)
Accrued dividends for
   preferred stockholders ..................       (342)         --          --
Retained earnings (accumulated deficit) -
   beginning of year .......................    (87,134)      7,876       5,322
                                               --------    --------    --------
Retained earnings (accumulated deficit) -
   end of year .............................   $(88,321)   $(87,134)   $  7,876
                                               ========    ========    ========

(Loss) earnings per common share ...........   $   (.24)   $ (18.87)   $    .51
                                               ========    ========    ========


                          PAMIDA HOLDINGS CORPORATION
                             (Parent Company Only)
                         (Dollar amounts in thousands)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
      YEARS ENDED FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

                                                                 1997        1996        1995
Cash flows from operating activities:                          --------    --------    --------
  Net (loss) income ........................................   $   (796)   $(94,648)   $  2,915
                                                               --------    --------    --------
  Adjustments to reconcile  net income  (loss) to net cash
    provided by (used in) operating activities:
      Equity in (earnings) loss of subsidiary ..............     (3,696)     92,527      (5,130)
      Noncash interest expense .............................      4,313       3,756       3,315
      Accretion of original issue debt discount ............        160         154         149
      Amortization of intangible assets ....................         11          10          11
      Extraordinary item related to retirement of debt .....         --        (371)         --
      (Increase) decrease in refundable income tax .........         --        (483)        349
      Increase (decrease) in operating liabilities .........          8          (7)       (264)
                                                               --------    --------    --------
           Total adjustments ...............................        796      95,586      (1,570)
                                                               --------    --------    --------
           Net cash provided by operating activities .......         --         938       1,345
                                                               --------    --------    --------

Cash flows from investing activities:
  Dividends received from subsidiary .......................         --          --          --

Cash flows from financing activities:
  Proceeds from sale of stock ..............................         --          18          --
  Principal payments on promissory notes ...................         --          --      (1,029)
  Payments to redeem subordinated notes ....................         --        (641)         --
  Dividends paid to preferred stockholders .................         --        (315)       (316)
                                                               --------    --------    --------
           Net cash used in financing activities ...........         --        (938)     (1,345)
                                                               --------    --------    --------

Net change in cash .........................................         --          --          --

Cash at beginning of year ..................................         --          --          --
                                                               --------    --------    --------

Cash at end of year ........................................   $     --    $     --    $     --
                                                               ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for interest .................   $     --    $     --    $     --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITY:
    Amortization of discount on junior cumulative preferred
      stock recorded as a direct charge to retained earnings   $     49    $     47    $     45

    Payment of interest in kind by increasing the
      principal amount of the notes ........................      4,141       3,702       3,263

    Conversion on nonvoting common stock to common stock:
      Common stock .........................................         --          --           9
      Nonvoting stock ......................................         --          --          (9)


Item  9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
           FINANCIAL DISCLOSURE.

     The information required by this item has been previously reported in the Form 8-K Current Report of the registrant dated October 16, 1996.


                                    PART III

     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of the registrant's stockholders to be held on May 22, 1997, which involves the election of directors. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. However, information concerning the registrant's executive officers will be omitted from such proxy statement and is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Form 10-K.


                                     PART IV

Item 14. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K.

          (a) The following documents are filed as a part of this report in Item 8 of Part II:

     1. FINANCIAL STATEMENTS.

       Pamida Holdings Corporation and Subsidiary

         -  Independent Auditors' Report

         - Consolidated Statements of Operations for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

         -  Consolidated Balance Sheets at February 2, 1997 and January 28, 1996

         - Consolidated Statements of Common Stockholders' Equity for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

         - Consolidated Statements of Cash Flows for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

         - Notes to Consolidated Financial Statements for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

     2. FINANCIAL STATEMENT SCHEDULES.

         -  Independent Auditors' Report on Schedule

         -  Schedule I - Condensed Financial Information of Registrant


All other schedules of the registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

     3. EXHIBITS.

(1)  3.1   -   Restated   Certificate   of  Incorporation   of  Pamida  Holdings
                 Corporation, as amended.

(2)  3.2   -   Revised By-Laws of Pamida Holdings Corporation.

(1)  3.3   -   Certificate   of   Amendment   of   Certificate  of Incorporation
                 of Pamida  Holdings  Corporation (amends Exhibit 3.1).

(9)  3.4   -   Certificate   of   Amendment   of   Certificate  of Incorporation
                 of Pamida  Holdings Corporation (amends Exhibit 3.1).

(2)  4.1   -   Form  of  certificate  representing  shares  of  the Common Stock of Pamida Holdings Corporation.

(6)  4.2   -   Indenture dated  as  of  March  15, 1993,  among Pamida, Inc.  as
                 Issuer, Pamida Holdings Corporation as Guarantor, and State Street Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

(6)  4.3   -   Specimen form  of 11 3/4%  Senior  Subordinated  Note due 2003 of
                 Pamida, Inc.

(3)  10.1  -   Stock and  Note Purchase Agreement  dated  as  of July  29, 1986, among Pamida Holdings Corporation, Citicorp Venture Capital, Ltd., Citicorp Capital Investors, Ltd., and the individual purchasers who are parties thereto.

(1)  10.2  -   Amendment  to Stock  and  Note Purchase Agreement, dated July 31,
                 1990 (amends Exhibit 10.1).


(1)  10.3  -   Second Amendment  to  Stock  and  Note  Purchase Agreement, dated
                 August 10, 1990  (amends  Exhibit 10.1).

(1)  10.4  -   Third  Amendment  to  Stock  and  Note  Purchase Agreement, dated
                 September 13, 1990 (amends Exhibit 10.1).

(1)  10.5  -   Registration Agreement dated July 29, 1986, among Pamida Holdings
                 Corporation and the persons listed on the signature pages thereof.

(1)  10.6  -   Amendment No.1 to Registration Agreement, dated August 10,  1990, among Pamida Holdings Corporation, Citicorp Venture Capital, Ltd. and C. Clayton Burkstrand (amends Exhibit 10.5).

(1)  10.7  -   Exchange  Agreement dated August 10, 1990, among Pamida  Holdings
                 Corporation, Citicorp Venture Capital, Ltd. and Court Square Capital Limited.

(1)  10.8  -   Agreement   dated  September  13,  1990,  among  Pamida  Holdings
                 Corporation, Citicorp Venture Capital, Ltd. and Court Square Capital Limited.

(2)  10.9  -   Agreement   dated  September  20,  1990,  among  Pamida  Holdings
                 Corporation, Citicorp Venture Capital, Ltd. and Court Square Capital Limited.

(4)  10.10 -   Exchange Agreement dated  as of  December 1,  1990 between Pamida
                 Holdings  Corporation,   Citicorp  Venture  Capital,  Ltd.  and
                 Court Square Capital Limited.

(4)  10.11 -   Form of 14.25% Junior  Subordinated  Promissory  Note  of  Pamida
                 Holdings Corporation.

(4)  10.12 -   Form  of  Indemnification  Agreement  between   Pamida   Holdings
                 Corporation and its officers and directors.

(5)  10.13 -   Note Amendment  Agreement  dated as of December 18, 1992, between
                 Pamida Holdings  Corporation and Court Square Capital Limited.

(5)  10.14 -   Note Amendment Agreement No. 2 dated as of March 1, 1993, between
                 Pamida  Holdings Corporation  and Citicorp Investments Inc.

(5)  10.15 -   Tax-Sharing  Agreement dated as of February 2, 1992, among Pamida
                 Holdings Corporation, Pamida, Inc., Seaway Importing company, and Pamida Transportation Company.

(6)  10.16 -   Loan  and Security Agreement  dated March 30, 1993, by  and among
                 Congress Financial Corporation (Southwest) and BA Business Credit, Inc. as Lenders, Congress Financial Corporation
                 (Southwest)as Agent for the Lenders, and Pamida, Inc. and Seaway Importing Company as Borrowers.

(12) 10.17 -   Amendment No. 1 to Loan and Security Agreement, dated January 23,
                 1995, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as a Lender and Agent, and BA Business Credit Inc. as a Lender (amends Exhibit 10.16).

(13) 10.18 -   Amendment No. 2 to Loan and Security Agreement, dated January 28,
                 1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as a Lender and Agent, and BankAmerica Business Credit as a Lender (amends Exhibit 10.16).

(14) 10.19 -   Amendment  No. 3 to  Loan  and  Security  Agreement among Pamida,
                 Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996 (amends
                 Exhibit 10.16).

     10.20 -   Amendment No. 4 to  Loan  and  Security  Agreement  among Pamida,
                 Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated January 31, 1997 (amends
                 Exhibit 10.16).

     10.21 -   Amendment No.  5 to  Loan  and  Security  Agreement among Pamida,
                 Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated March 17, 1997 (amends
                 Exhibit 10.16).

(8)  10.22 -   Pamida Holdings Corporation 1992 Stock Option Plan.

(7)  10.23 -   Employment  Agreement dated April 19, 1993,  between
                 Pamida, Inc. and Steven S. Fishman.

(10) 10.24 -   Amendment  No.  1 to Employment Agreement, dated January 3, 1994, between Pamida, Inc. and Steven S. Fishman (amends Exhibit 10.23).

(11) 10.25 -   Amendment No. 2 to Employment Agreement, dated January  23, 1995, between Pamida, Inc. and Steven S. Fishman (amends Exhibit 10.23).

(12) 10.26 -   Employment   Agreement  dated  September  22,  1995, among Pamida
                 Holdings Corporation,  Pamida, Inc. and  Steven S. Fishman.

(14) 10.27 -   Amendment  No.  1 to Employment  Agreement among Pamida  Holdings
                 Corporation, Pamida, Inc., and Steve S. Fishman dated August 29, 1996 (amends Exhibit 10.26).

     10.28 -   Amendment  No.  2 to Employment Agreement among  Pamida  Holdings
                 Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997 (amends Exhibit 10.26).

(11) 10.29 -   Pamida, Inc. 1995 Deferred Compensation Plan.

     10.30 -   Employment  Agreement  dated as  of March 6,  1997, among  Pamida
                 Holdings Corporation, Pamida, Inc., and Frank A. Washburn.

     10.31 -   Employment  Agreement  dated as  of March 6,  1997, among  Pamida
                 Holdings Corporation, Pamida, Inc., and George R. Mihalko.

     10.32 -   Long-Term  Incentive Award Agreement  dated as  of March 6, 1997, between Pamida, Inc. and, Steven S. Fishman.

     10.33 -   Long-Term Incentive  Award  Agreement dated  as of March 6, 1997, between Pamida, Inc., and Frank A. Washburn.

     10.34 -   Long-Term Incentive  Award  Agreement dated  as of March 6, 1997, between Pamida, Inc., and George R. Mihalko.

(1)  22.1  -   Subsidiaries of Pamida Holdings Corporation.

     23.1  -   Consent of Deloitte & Touche LLP.

     23.2  -   Consent of Coopers & Lybrand L.L.P.

     24.1  -   Power of Attorney

     27.1  -   Financial Data Schedule (EDGAR filing only)

-------------------------

(1) Previously filed as an exhibit to Registration Statement of Pamida Holdings Corporation on Form S-1 (Registration No. 33-35324) and incorporated herein by this reference.

(2)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  28,  1990,   and
     incorporated herein by this reference.

(3) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 3, 1991, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(6) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 2, 1993, and incorporated herein by this reference.

(7) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida, Inc. (File No. 33-57990) for the period ended August 1, 1993, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 1, 1993, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended July 31, 1994, and incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 30, 1994, and incorporated herein by this reference.

(11) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(12) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

(14) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

                                      * * *

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1997                   PAMIDA HOLDINGS CORPORATION

                                By:/s/  Steven S. Fishman
                                        Steven S. Fishman, Chairman
                                        of the Board, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Steven S. Fishman               Chairman of the Board,    April 15, 1997
    Steven S. Fishman                   President, Chief Executive
                                        Officer and Director


    /s/ George R. Mihalko               Senior Vice President,    April 15, 1997
    George R. Mihalko                   Chief Financial Officer
                                        and Treasurer


    /s/ Todd D. Weyhrich                Principal Accounting      April 15, 1997
    Todd D. Weyhrich                    Officer


    /s/ Frank A. Washburn               Director                  April 15, 1997
    Frank A. Washburn

            *                           Director                  April 15, 1997
    L. David Callaway, III

            *                           Director                  April 15, 1997
    Stuyvesant P. Comfort

            *                           Director                  April 15, 1997
    M. Saleem Muqaddam


            *                           Director                  April 15, 1997
    Peter J. Sodini

* By:  /s/ George R. Mihalko
       George R. Mihalko,
       Attorney-in-Fact






                           PAMIDA HOLDINGS CORPORATION
                          FORM 10-K -- FEBRUARY 2, 1997
                                  EXHIBIT INDEX

 Exhibit
  Number                            Description
 --------           ------------------------------------------------
 (1)  3.1             Restated Certificate of Incorporation of
                        Pamida Holdings Corporation, as amended.

 (2)  3.2             Revised By-Laws of Pamida Holdings
                        Corporation.

 (1)  3.3             Certificate of Amendment of Certificate of
                        Incorporation of Pamida Holdings Corporation
                        (amends Exhibit 3.1).

 (9)  3.4             Certificate of Amendment of Certificate of
                        Incorporation of Pamida Holdings Corporation
                        (amends Exhibit 3.1).

 (2)  4.1             Form of certificate representing shares of
                        the Common Stock of Pamida Holdings
                        Corporation.

 (6)  4.2             Indenture dated as of March 15, 1993, among
                        Pamida, Inc. as Issuer, Pamida Holdings
                        Corporation as Guarantor, and State Street
                        Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

 (6)  4.3             Specimen form of 11 3/4% Senior Subordinated
                        Note due 2003 of Pamida, Inc.

 (3)  10.1            Stock and Note Purchase Agreement dated as
                        of July 29, 1986, among Pamida Holdings
                        Corporation, Citicorp Venture Capital, Ltd.,
                        Citicorp Capital Investors, Ltd., and the individual purchasers who are parties thereto.

 (1)  10.2            Amendment to Stock and Note Purchase
                        Agreement, dated July 31, 1990 (amends
                        Exhibit 10.1).

 (1)  10.3            Second Amendment to Stock and Note Purchase
                        Agreement, dated August 10, 1990 (amends
                        Exhibit 10.1).

 (1)  10.4            Third Amendment to Stock and Note Purchase
                        Agreement, dated September 13, 1990 (amends
                        Exhibit 10.1).

 (1)  10.5            Registration Agreement dated July 29, 1986,
                        among Pamida Holdings Corporation and the persons listed on the signature pages thereof.

 (1)  10.6            Amendment No. 1 to Registration Agreement,
                        dated August 10, 1990, among Pamida Holdings
                        Corporation, Citicorp Venture Capital, Ltd.
                        and C. Clayton Burkstrand (amends
                        Exhibit 10.5).

 (1)  10.7            Exchange Agreement dated August 10, 1990,
                        among Pamida Holdings Corporation, Citicorp
                        Venture Capital, Ltd. and Court Square
                        Capital Limited.

 (1)  10.8            Agreement dated September 13, 1990, among
                        Pamida Holdings Corporation, Citicorp
                        Venture Capital, Ltd. and Court Square
                        Capital Limited.

 (2)  10.9            Agreement dated September 20, 1990, among
                        Pamida Holdings Corporation, Citicorp
                        Venture Capital, Ltd. and Court Square
                        Capital Limited.

 (4)  10.10           Exchange Agreement dated as of December 1,
                        1990 between Pamida Holdings Corporation,
                        Citicorp Venture Capital, Ltd. and Court
                        Square Capital Limited.

 (4)  10.11           Form of 14.25% Junior Subordinated
                        Promissory Note of Pamida Holdings
                        Corporation.

 (4)  10.12           Form of Indemnification Agreement between
                        Pamida Holdings Corporation and its officers and directors.

 (5)  10.13           Note Amendment Agreement dated as of
                        December 18, 1992, between Pamida Holdings
                        Corporation and Court Square Capital Limited.

 (5)  10.14           Note Amendment Agreement No. 2 dated as of
                        March 1, 1993, between Pamida Holdings
                        Corporation and Citicorp Investments Inc.

 (5)  10.15           Tax-Sharing Agreement dated as of February
                        2, 1992, among Pamida Holdings Corporation,
                        Pamida, Inc., Seaway Importing company, and
                        Pamida Transportation Company.

 (6)  10.16           Loan and Security Agreement dated March 30,
                        1993, by and among Congress Financial
                        Corporation (Southwest) and BA Business
                        Credit, Inc. as Lenders, Congress Financial
                        Corporation (Southwest) as Agent for the Lenders, and Pamida, Inc. and Seaway Importing Company as Borrowers.

 (12) 10.17           Amendment No. 1 to Loan and Security
                        Agreement, dated January 23, 1995, among
                        Pamida, Inc. and Seaway Importing Company as
                        Borrowers, Congress Financial Corporation
                        (Southwest) as a Lender and Agent, and BA
                        Business Credit Inc. as a Lender (amends
                        Exhibit 10.16).

 (13) 10.18           Amendment No. 2 to Loan and Security
                        Agreement, dated January 28, 1996, among
                        Pamida, Inc. and Seaway Importing Company as
                        Borrowers, Congress Financial Corporation
                        (Southwest) as a Lender and Agent, and
                        BankAmerica Business Credit as a Lender
                        (amends Exhibit 10.16).

 (14) 10.19           Amendment No. 3 to Loan and Security
                        Agreement among Pamida, Inc. and Seaway
                        Importing Company, as Borrowers, Congress
                        Financial Corporation (Southwest) and
                        BankAmerica Business Credit, Inc., as
                        Lenders, and Congress Financial Corporation
                        (Southwest), as Agent, dated September 16,
                        1996 (amends Exhibit 10.16).

      10.20           Amendment No. 4 to Loan and Security
                        Agreement among Pamida, Inc. and Seaway
                        Importing Company, as Borrowers, Congress
                        Financial Corporation (Southwest) and
                        BankAmerica Business Credit, Inc., as
                        Lenders, and Congress Financial Corporation
                        (Southwest), as Agent, dated January 31,
                        1997 (amends Exhibit 10.16).

      10.21           Amendment No. 5 to Loan and Security
                        Agreement among Pamida, Inc. and Seaway
                        Importing Company, as Borrowers, Congress
                        Financial Corporation (Southwest) and
                        BankAmerica Business Credit, Inc., as
                        Lenders, and Congress Financial Corporation
                        (Southwest), as Agent, dated March 17, 1997
                        (amends Exhibit 10.16).

 (8)  10.22           Pamida Holdings Corporation 1992 Stock
                        Option Plan.

 (7)  10.23           Employment Agreement dated April 19, 1993,
                        between Pamida, Inc. and Steven S. Fishman.

 (10) 10.24           Amendment No. 1 to Employment Agreement,
                        dated January 3, 1994, between Pamida, Inc.
                        and Steven S. Fishman (amends Exhibit 10.23).

 (11) 10.25           Amendment No. 2 to Employment Agreement,
                        dated January 23, 1995, between Pamida, Inc.
                        and Steven S. Fishman (amends Exhibit 10.23).

 (12) 10.26           Employment Agreement dated September 22,
                        1995, among Pamida Holdings Corporation,
                        Pamida, Inc. and Steven S. Fishman.

 (14) 10.27           Amendment No. 1 to Employment Agreement
                        among Pamida Holdings Corporation, Pamida,
                        Inc., and Steven S. Fishman dated August 29,
                        1996 (amends Exhibit 10.26).

      10.28           Amendment No. 2 to Employment Agreement
                        among Pamida Holdings Corporation, Pamida,
                        Inc., and Steven S. Fishman dated March 6,
                        1997 (amends Exhibit 10.26).

 (11) 10.29           Pamida, Inc. 1995 Deferred Compensation
                        Plan.

      10.30           Employment Agreement dated as of March 6,
                        1997, among Pamida Holdings Corporation,
                        Pamida, Inc., and Frank A. Washburn.

      10.31           Employment Agreement dated as of March 6,
                        1997, among Pamida Holdings Corporation,
                        Pamida, Inc., and George R. Mihalko.

      10.32           Long-Term Incentive Award Agreement dated as
                        of March 6, 1997, between Pamida, Inc. and,
                        Steven S. Fishman.

      10.33           Long-Term Incentive Award Agreement dated as
                        of March 6, 1997, between Pamida, Inc., and
                        Frank A. Washburn.

      10.34           Long-Term Incentive Award Agreement dated as
                        of March 6, 1997, between Pamida, Inc., and
                        George R. Mihalko.

 (1)  22.1            Subsidiaries of Pamida Holdings Corporation.

      23.1            Consent of Deloitte & Touche LLP.

      23.2            Consent of Coopers & Lybrand L.L.P.

      24.1            Power of Attorney.

      27.1            Financial Data Schedule (EDGAR filing only)
-------------------------

(1) Previously filed as an exhibit to Registration Statement of Pamida Holdings Corporation on Form S-1 (Registration No. 33-35324) and incorporated herein by this reference.

(2)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  28,  1990,   and
     incorporated herein by this reference.

(3) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 3, 1991, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(6) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 2, 1993, and incorporated herein by this reference.

(7) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida, Inc. (File No. 33-57990) for the period ended August 1, 1993, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 1, 1993, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended July 31, 1994, and incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 30, 1994, and incorporated herein by this reference.

(11) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(12) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

(14) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.