Form 10-Q
period 1997-05-04
PAMIDA HOLDINGS CORP/DE/
filed 1997-06-04
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 4, 1997

Commission File Number 1-10619


                          PAMIDA HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   47-0696125
-------------------------------                ----------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                Identification Number)


     8800 "F" STREET, OMAHA, NEBRASKA                    68127
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


                                 (402) 339-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS OF COMMON STOCK          OUTSTANDING AT JUNE 2, 1997
         ---------------------          ---------------------------
             Common Stock                     5,004,942 Shares


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                               May 4,     February 2,
  Current assets:                                                     1997           1997
                                                                  -----------    -----------
    Cash ......................................................   $     9,003    $     6,973
    Accounts receivable, less allowance for
      doubtful accounts of $50 ................................         8,694          6,919
    Merchandise inventories ...................................       159,294        157,490
    Prepaid expenses ..........................................         3,163          2,993
    Property held for sale ....................................            --          1,748
                                                                  -----------    -----------
       Total current assets ...................................       180,154        176,123
                                                                  -----------    -----------

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $62,955 and $61,364 ......        42,764         42,403
  Leased property under capital leases, less accumulated
    amortization of $15,272 and $14,604 .......................        27,065         27,713
  Deferred financing costs ....................................         3,248          3,176
  Other assets ................................................        20,854         19,773
                                                                  -----------    -----------
                                                                  $   274,085    $   269,188
                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable ..........................................   $    60,113    $    54,245
    Loan and security agreement ...............................        66,157         57,115
    Accrued compensation ......................................         3,842          3,860
    Accrued interest ..........................................         3,153          7,668
    Store closing reserve .....................................         3,422          4,521
    Other accrued expenses ....................................        10,390         10,112
    Income taxes - deferred and current payable ...............         8,078          8,101
    Current maturities of long-term debt ......................            47             47
    Current obligations under capital leases ..................         1,765          1,781
                                                                  -----------    -----------
       Total current liabilities ..............................       156,967        147,450

  Long-term debt, less current maturities .....................       169,170        168,000
  Obligations under capital leases, less current obligations ..        33,570         33,999
  Other long-term liabilities .................................         4,923          4,825
  Commitments and contingencies ...............................            --             --
  Preferred stock subject to mandatory redemption
    and reserve for dividends payable .........................         2,322          2,217
  Common stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized;
      5,004,942 shares issued and outstanding, ................            50             50
    Additional paid-in capital ................................           968            968
    Accumulated deficit .......................................       (93,885)       (88,321)
                                                                  -----------    -----------
      Total common stockholders' deficit ......................       (92,867)       (87,303)
                                                                  -----------    -----------
                                                                  $   274,085    $   269,188
                                                                  ===========    ===========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                               Three Months Ended
                                             ----------------------
                                               May 4,     April 28,
                                               1997          1996
                                             ---------    ---------
Sales ....................................   $ 144,564    $ 131,786
Cost of goods sold .......................     111,296      100,211
                                             ---------    ---------
Gross profit .............................      33,268       31,575
                                             ---------    ---------
Expenses:
  Selling, general and administrative ....      30,974       29,211
  Interest ...............................       7,753        7,106
                                             ---------    ---------
                                                38,727       36,317
                                             ---------    ---------
Loss before income tax benefit ...........      (5,459)      (4,742)
Income tax benefit .......................          --           --
                                             ---------    ---------
Net loss .................................      (5,459)      (4,742)
Less provision for preferred dividends and
  discount amortization ..................         105           93
                                             ---------    ---------
Net loss available for common stock ......   $  (5,564)   $  (4,835)
                                             =========    =========
Loss per common share ....................   $   (1.11)   $    (.97)
                                             =========    =========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                             May 4,     April 28,
                                                              1997         1996
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   $  (5,459)   $  (4,742)
                                                           ---------    ---------
  Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization of fixed assets
        and intangibles ................................       2,905        2,674
      Provision for LIFO inventory valuation ...........         150          150
      Noncash interest expense .........................       1,167          987
      Accretion of original issue debt discount ........          41           39
      (Gain) loss on disposal of assets ................          11          (26)
      Decrease in store closing reserve ................      (1,099)      (2,003)
      (Increase) decrease in merchandise inventories ...      (1,954)       8,985
      Increase in other operating assets ...............      (3,486)      (3,107)
      Increase in accounts payable .....................       5,868        5,675
      Decrease in interest payable .....................      (4,542)      (4,078)
      Decrease in income taxes payable .................         (23)         (10)
      Increase (decrease) in other operating liabilities         358       (4,368)
                                                           ---------    ---------
         Total adjustments .............................        (604)       4,918
                                                           ---------    ---------
           Net cash from operating activities ..........      (6,063)         176
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets ....................       1,810           26
   Construction notes receivable .......................         140         (565)
     Principal payments received on notes receivable ...           4            4
   Assets acquired for sale ............................          --         (353)
   Capital expenditures ................................      (2,222)        (508)
                                                           ---------    ---------
           Net cash from investing activities ..........        (268)      (1,396)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement .........       9,042        2,614
  Principal payments on capital lease obligations ......        (445)        (401)
  Payments for deferred finance costs ..................        (225)          --
  Principal payments on other long-term debt ...........         (11)         (52)
                                                           ---------    ---------
 Net cash from financing activities ....................       8,361        2,161
                                                           ---------    ---------

Net increase in cash ...................................       2,030          941
Cash at beginning of year ..............................       6,973        7,298
                                                           ---------    ---------
Cash at end of period ..................................   $   9,003    $   8,239
                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                            $  11,087    $  10,158
       Income taxes:
         Payments to taxing authorities                           32          180
         Refunds received from taxing authorities                 (9)        (170)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITY:
(1)  Amortization of discount on junior cumulative
     preferred stock recorded as a direct charge to
     retained earnings                                            13           12
(2)  Provision for dividends payable                              92           81
(3)  In-kind payment of accrued interest on
       promissory notes:
       Promissory notes                                        1,140          975
       Accrued interest                                       (1,140)        (975)

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 4, 1997 AND APRIL 28, 1996
                                   (Unaudited)
                             (Dollars in Thousands)


1.   MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Holdings Corporation (the "Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 2, 1997.

2.   INVENTORIES

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at May 4, 1997 and February 2, 1997 by $6,724 and $6,574 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.


3.   RELATED PARTY TRANSACTIONS

No payments have been made to the Company by Pamida, Inc., and no related party transactions have occurred between such companies during fiscal 1998 and 1997.

4.   LOSS PER COMMON SHARE

Loss per common share was calculated using the weighted average common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.


5.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earnings per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

6.   RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three months ended May 4, 1997 and April 28, 1996:

                                                 Three Months Ended
                                               ---------------------
                                                May 4,     April 28,
                                                1997          1996
                                               -------      -------
Sales .......................................    100.0%       100.0%
Cost of goods sold ..........................     77.0         76.0
                                               -------      -------
Gross profit ................................     23.0         24.0
Selling, general and administrative expenses.     21.4         22.2
                                               -------      -------
Operating income ............................      1.6          1.8
Interest expense ............................      5.4          5.4
                                               -------      -------
Loss before income tax benefit ..............     (3.8)        (3.6)
Income tax benefit ..........................       -          ( - )
                                               -------      -------
Net loss ....................................     (3.8)        (3.6)
                                               =======      =======

SALES for the first quarter of fiscal 1998 increased by $12,778 or 9.7% from sales for the first quarter of fiscal 1997. The Company operated 149 stores at the end of the first quarter of fiscal 1998 as compared with 144 stores during the first quarter of fiscal 1997. Since April 28, 1996 the Company has opened eight stores in new markets, relocated two stores and closed three stores. The increase in total sales was primarily attributable to comparable store sales increases and the effects of the net increase in the number of stores in operation during the first quarter of fiscal 1998 as compared with last year. Comparable store sales for the first quarter increased by 6.6% compared to last year.

The Company experienced sales increases in most merchandise categories. The largest increases were in the pharmacy prescriptions, housewares, lawn and garden, sporting goods, men's denim, women's shoes, women's plus size apparel, misses tops and grocery areas. The Company experienced sales declines in only a few areas, with men's fashions, automotive and beauty aids having the largest decreases.

Gross profit increased $1,693 or 5.4% for the first quarter of fiscal 1998 compared to the first quarter of last year as a result of the increases in sales. As a percentage of sales, gross profit decreased to 23.0% for the first quarter of fiscal 1998 as compared to 24.0% for the first quarter last year. This was caused primarily by a normal level of clearance and markdown activity this year as compared with a lower level of clearance and markdown activity in the first quarter of last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) Expense increased $1,763 or 6.0% for the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. As a percentage of sales, SG&A expense decreased to 21.4% for the first quarter of fiscal 1998 as compared to 22.2% last year. Approximately 53.7% of the net increase in SG&A expense was attributable to planned higher corporate general and administrative expenses, primarily due to increases in payroll, incentive compensation expenses and professional fees. Store controllable, payroll and occupancy costs also increased over last year as planned to accommodate the higher sales activity.

INTEREST expense increased $647 or 9.1% for the first quarter of fiscal 1998 compared to the same period of fiscal 1997. The increase was due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern. There was also an increase in interest expense attributable to the promissory notes which require quarterly interest to be paid in kind.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carry forwards from prior year store closing charges. The Company does not expect to record any income tax expenses or benefits during fiscal 1998. No income tax benefits or expenses were recorded in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $6,063 for the first quarter of fiscal 1998, and funds provided from operations totaled $176 in the first quarter of fiscal 1997. The change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of the inventory liquidation associated with the forty stores closed in the first quarter of fiscal 1997.

Effective March 17, 1997, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate of 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital (as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of Pamida to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires. Obligations under the Agreement were $66,157 at May 4, 1997 and $34,202 at April 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $202,740 at May 4, 1997 and $201,147 at April 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At May 4, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements have been repaid, the quarterly interest payments on the promissory notes of the Company will be paid in kind. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $385; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997 or the first quarter of fiscal 1998 and may pay cash dividends in future periods only to the extent that the Company and Pamida satisfy the applicable statutory standards which include the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $2,222 in the first quarter of fiscal 1998 compared to $508 during the first quarter of fiscal 1997. The Company plans to open three new stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $9,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations. The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near-term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.


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


FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


                           PART II - OTHER INFORMATION


ITEMS 1-2.

None

ITEM 3.

The General Corporation Law of Delaware, under which the registrant is incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant was not permitted to pay dividends in fiscal 1997 and may pay dividends in fiscal 1998 and ensuing years only to the extent that the registrant satisfies the applicable statutory standards, which include the registrant's having a net worth equal to at least the aggregate par value of its outstanding preferred stock, which amounts to $2. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable during fiscal 1997 and on February 28, 1997, with respect to the outstanding 16.25% Senior Cumulative Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant and does not anticipate paying dividends on the registrant's preferred stock in the foreseeable future. Pursuant to the Certificate of Incorporation of the registrant, the dividend rate on the registrant's preferred stock increases cumulatively by 0.5% per quarter (with a maximum cumulative increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. As of the date of this report, the total preferred stock dividend arrearage was $434, representing five quarterly dividend payments at the applicable dividend rates. Any unpaid dividends are added to the liquidation value of the preferred stock until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

ITEMS 4-5:

None

ITEM 6:

(a)  Exhibits.

     - 10.1 Amendment No. 6 to Loan and Security Agreement among Pamida, Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated May 8, 1997

     - 27.1 Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMIDA HOLDINGS CORPORATION
                                        ---------------------------
                                               (Registrant)

Date:  June 4, 1997                 By: /s/ Steven S. Fishman
                                        Steven S. Fishman,
                                        Chairman, President and
                                        Chief Executive Officer

Date:  June 4, 1997                 By: /s/  Todd D. Weyhrich
                                        Todd D. Weyhrich,
                                        Chief Accounting Officer