Form 10-Q
period 1997-08-03
PAMIDA HOLDINGS CORP/DE/
filed 1997-09-05
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 [X]               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 3, 1997
                               --------------

Commission File Number 1-10619
                       -------

                           PAMIDA HOLDINGS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         47-0696125
- --------------------------------                        -----------------------
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                         Identification Number)


   8800 "F" Street, Omaha, Nebraska                                     68127
- ----------------------------------------                             ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                          Outstanding at September 5, 1997
- ---------------------                          --------------------------------
   Common Stock                                          5,004,942 Shares




                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
ASSETS:                                                            August 3,   February 2,
  Current assets:                                                    1997         1997
                                                                  ----------   -----------
    Cash ......................................................   $   8,485    $     6,973
    Accounts receivable, less allowance for
      doubtful accounts of $50 ................................       7,679          6,919
    Merchandise inventories ...................................     147,240        157,490
    Prepaid expenses ..........................................       3,624          2,993
    Property held for sale ....................................          --          1,748
                                                                  ----------   -----------
       Total current assets ...................................     167,028        176,123

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $64,805 and $61,364 ......      43,494         42,403
  Leased property under capital leases, less accumulated
    amortization of $15,900 and $14,604 .......................      26,417         27,713
  Deferred financing costs ....................................       3,098          3,176
  Other assets ................................................      20,244         19,773
                                                                  ----------   -----------
                                                                  $ 260,281    $   269,188
                                                                  ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable ..........................................   $  53,315    $    54,245
    Loan and security agreement ...............................      47,210         57,115
    Accrued compensation ......................................       4,320          3,860
    Accrued interest ..........................................       7,217          7,668
    Store closing reserve .....................................       2,158          4,521
    Other accrued expenses ....................................      13,499         10,112
    Income taxes - deferred and current payable ...............      11,867          8,101
    Current maturities of long-term debt ......................          47             47
    Current obligations under capital leases ..................       1,749          1,781
                                                                  ----------   -----------
       Total current liabilities ..............................     141,382        147,450

  Long-term debt, less current maturities .....................     170,386        168,000
  Obligations under capital leases, less current obligations ..      33,140         33,999
  Other long-term liabilities .................................       5,355          4,825
  Commitments and contingencies ...............................          --             --
  Preferred stock subject to mandatory redemption
    and reserve for dividends payable .........................       2,487          2,217
  Common stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized;
      5,004,942 shares issued and outstanding, ................          50             50
    Additional paid-in capital ................................         968            968
    Accumulated deficit .......................................     (93,487)       (88,321)
                                                                  ----------   -----------
      Total common stockholders' equity .......................     (92,469)       (87,303)
                                                                  ----------   -----------
                                                                  $ 260,281    $   269,188
                                                                  ==========   ===========

See notes to consolidated financial statements.






       PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS
    (Dollars in Thousands, Except Per Share Amounts)
                       (Unaudited)




                                 Three Months Ended         Six Months Ended
                                ---------------------     ---------------------
                                August 3,    July 28,     August 3,    July 28,
                                   1997        1996          1997        1996
                                ---------   ---------     ---------   ---------
Sales ......................    $ 163,217   $ 155,817     $ 307,781   $ 287,603

Cost of goods sold .........      121,715     118,721       233,011     218,932
                                ---------   ---------     ---------   ---------
Gross profit ...............       41,502      37,096        74,770      68,671

Expenses:
  Selling, general and
    administrative .........       33,275      31,262        64,249      60,473
  Interest .................        7,664       7,128        15,417      14,234
                                ---------   ---------     ---------   ---------
                                   40,939      38,390        79,666      74,707
                                ---------   ---------     ---------   ---------
Income (loss) before income
  tax provision ............          563      (1,294)       (4,896)     (6,036)

Income tax provision .......           --          --            --          --
                                ---------   ---------     ---------   ---------
Net income (loss) ..........          563      (1,294)       (4,896)     (6,036)

Less provision for preferred
  dividends and discount
  amortization .............          165          97           270         190
                                ---------   ---------     ---------   ---------
Net income (loss) available
  for common stock .........    $     398   $  (1,391)    $  (5,166)  $  (6,226)
                                =========   =========     =========   =========
Income (loss) per common share  $     .08   $    (.27)    $   (1.03)  $   (1.24)
                                =========   =========     =========   =========

See notes to consolidated financial statements.




                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                        --------------------
                                                                        August 3,   July 28,
                                                                          1997        1996
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $ (4,896)   $ (6,036)
                                                                        --------    --------
  Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization .................................      5,890       5,468
      Provision for LIFO inventory valuation ........................        433         300
      Non-cash interest expense .....................................      2,375       2,015
      Gain on disposal of assets ....................................        (77)        (28)
      Other .........................................................         82          79
      Decrease in store closing reserve .............................     (2,028)     (3,365)
      Decrease in merchandise inventories ...........................      9,817      13,501
      Increase in other operating assets ............................     (4,266)     (3,252)
      Increase (decrease) in accounts payable .......................       (930)      2,119
      Increase (decrease) in other operating liabilities ............      7,309        (864)
                                                                        --------    --------
         Total adjustments ..........................................     18,605      15,973
                                                                        --------    --------
           Net cash from operating activities .......................     13,709       9,937
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................     (4,833)     (3,148)
   Construction notes receivable ....................................      1,765      (3,022)
   Proceeds from disposal of fixed assets ...........................      1,906         672
   Assets acquired for sale, net ....................................       --          (391)
   Other ............................................................          9           8
                                                                        --------    --------
          Net cash from investing activities ........................     (1,153)     (5,881)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under loan and security agreement, net ................     (9,905)        667
   Principal payments on capital lease obligations ..................       (891)       (884)
   Principal payments on long-term debt .............................        (23)       (104)
   Payments for deferred finance costs ..............................       (225)       --
                                                                        --------    --------
           Net cash from financing activities .......................    (11,044)       (321)
                                                                        --------    --------

Net increase in cash ................................................      1,512       3,735
Cash at beginning of year ...........................................      6,973       7,298
                                                                        --------    --------
Cash at end of period ...............................................   $  8,485    $ 11,033
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest .....................................................   $ 13,459    $ 12,158
       Income taxes:
         Payments to taxing authorities .............................         32         257
         Refunds received from taxing authorities ...................     (3,798)       (169)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
(1)  Amortization of discount on junior cumulative preferred
       stock recorded as a direct charge to retained earnings .......         25          24
(2)  Provision for dividends payable ................................        245         166
(3)  In-kind payment of accrued interest on promissory notes:
       Promissory notes .............................................      2,327       1,989
       Accrued interest .............................................     (2,327)     (1,989)

See notes to consolidated financial statements.





                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996
                                   (Unaudited)
                             (Dollars in Thousands)



1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Holdings Corporation (the Company) and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 2, 1997.

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at August 3, 1997 and February 2, 1997 by $7,007 and $6,574 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   INCOME (LOSS) PER COMMON SHARE

     Income (loss) per common share was calculated using the weighted average common shares and dilutive common share equivalents outstanding during the period using the treasury stock method.

4.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and six months ended August 3, 1997 and July 28, 1996:


                              August 3,   July 28,    August 3,   July 28,
                                1997        1996        1997        1996
                              ---------   --------    ---------   --------
Sales                            100.0%     100.0%       100.0%     100.0%
Cost of goods sold                74.6%      76.2%        75.7%      76.1%
                              ---------   --------    ---------   --------
Gross profit                      25.4%      23.8%        24.3%      23.9%
Selling, general and
  administrative expenses         20.4%      20.0%        20.9%      21.0%
                              ---------   --------    ---------   --------
Operating income                   5.0%       3.8%         3.4%       2.9%
Interest expense                   4.7%       4.6%         5.0%       5.0%
                              ---------   --------    ---------   --------
Income (loss) before income
  tax provision                    0.3%      -0.8%        -1.6%      -2.1%
Income tax provision                 --         --           --         --
                              ---------   --------    ---------   --------
Net income (loss)                  0.3%      -0.8%        -1.6%      -2.1%
                              =========   ========    =========   ========

SALES - During the second quarter and first six months of fiscal 1998, sales in comparable stores increased $5,300 or 3.5% and $13,907 or 5.0%, respectively, as compared to the second quarter and first six months last year. Total sales for the second quarter and the first six months of fiscal 1998 increased by $7,400 or 4.8% and $20,179 or 7.0%, respectively, as compared to the same periods last year.

The Company operated 149 stores at the end of the first quarter of fiscal 1998 as compared with 144 stores at the end of the first quarter last year and operated 149 stores at the end of the second quarter of fiscal 1998 as compared with 146 stores at the end of the second quarter last year. Since July 28, 1996 the Company has opened four stores in new markets, reopened a store which had been closed due to storm damage, relocated one store and closed two stores. The increase in total sales was primarily attributable to comparable store sales increases and the effects of the net increase in the number of stores in operation during the respective periods this year as compared with last year.

The Company experienced sales increases in most merchandise categories during the second quarter of fiscal 1998. The largest dollar increases were in the pharmacy prescriptions, sporting goods, housewares, men's denim apparel, women's shoes, toys, stationary, appliances and misses tops categories. The Company experienced sales declines in only a few categories, with men's fashions experiencing the largest decrease.

GROSS PROFIT increased $4,406 or 11.9% and $6,099 or 8.9% for the second quarter and first six months, respectively, of fiscal 1998 compared to the same periods last year. As a percentage of sales, gross profit increased to 25.4% from 23.8% and to 24.3% from 23.9% for the second quarter and first six months, respectively, of fiscal 1998 compared to the same periods last year. The Company improved its in-stock positions in most merchandise categories during the second quarter of fiscal 1998 as compared with the second quarter of fiscal 1997. Sales improved in most merchandise categories this year, with a marked increase in sales of higher margin basic goods which experienced substantial out-of-stocks during the second quarter last year. Also, the Company realized substantial decreases in warehousing and distribution costs during the first half of fiscal 1998 compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $2,013 or 6.4% for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased $3,776 or 6.2% for the first six months of fiscal 1997 compared to the same period last year. As a percentage of sales, SG&A expense was 20.4% and 20.0%, respectively, for the second quarter of fiscal 1998 and 1997. As a percentage of sales, SG&A expense was 20.9% and 21.0%, respectively, for the first half of fiscal 1998 and 1997.

Most of the total net increase in SG&A expense for the second quarter of fiscal 1998 as compared to the second quarter last year was attributable to planned higher corporate general and administrative expenses, primarily involving increases in payroll and incentive compensation. As planned, store occupancy costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $224 increase in other income, primarily due to a gain on the sale of a parcel of land and business interruption insurance settlements related to two stores.

Most of the total net increase in SG&A expense for the first half of fiscal 1998 as compared to the first half of last year was attributable to planned higher corporate general and administrative expenses, primarily involving increases in payroll, incentive compensation expenses and professional fees. As planned, store controllable, occupancy and payroll costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $135 increase in other income.

INTEREST expense increased $536 or 7.5% for the second quarter of fiscal 1998 compared to the same period of fiscal 1997 and increased $1,183 or 8.3% for the first half of fiscal 1998 compared to the same period of fiscal 1997. The increases were due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern. There also was an increase in interest expense attributable to the promissory notes which require quarterly interest to be paid in kind.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carryforwards from prior year store closing charges.

PROPOSED TRANSACTIONS - On July 22, 1997, the Company announced that it had entered into an agreement with 399 Venture Partners, Inc., a Citicorp subsidiary, providing for the payment of all of the presently outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (the Notes) of the Company with shares of newly issued common stock and nonvoting common stock of the Company. 399 Venture Partners, Inc. owns approximately 82.75% of such Notes.

Shares of the Company's stock will be issued in payment of the Notes at the rate of one share for each $9.00 of principal and accrued interest as of the effective date. 399 Venture Partners, Inc. will receive shares of nonvoting common stock, which may be converted into the same number of shares of common stock under certain conditions; and the remaining note holders will receive shares of common stock. The proposed transactions and the authorization of sufficient shares to accomplish such transactions are subject to stockholder approval. The Company presently anticipates that, if the requisite stockholder approvals are obtained, the proposed transactions described above will be completed during the Company's third fiscal quarter ending November 2, 1997.

The proposed transactions described above also are subject to the simultaneous change and reclassification of all of the outstanding shares of preferred stock of the Company into shares of common stock at the rate of one share of common stock for each $9.00 of preferred stock liquidation value plus accrued dividends as of the effective date. Such change and reclassification of preferred stock has been approved by the holders of a majority of the shares of preferred stock but is subject to approval by the holders of a majority of the presently outstanding shares of common stock of the Company.

The Company currently has outstanding 5,004,942 shares of common stock. Assuming approval by the stockholders of the Company and a November 2, 1997 effective date for the proposed transactions, a total of approximately 3,989,848 additional shares of common stock and nonvoting common stock would be issued in payment of the Notes and in connection with the change and reclassification of the preferred stock.

If the proposed transactions are effected, the Company would be relieved of the obligation to repay the Notes in 2003 and to redeem the preferred stock (including the payment of accrued dividends) in December 2001. The transactions would also relieve the Company of substantial amounts of compounding non-cash interest expense on the Notes and from earnings per share dilution caused both by the preferred stock dividends and by discount amortization. Assuming a November 2, 1997 effective date for the proposed transactions, approximately $1,526,000 of interest expense, preferred stock dividends and discount amortization would be eliminated for the remainder of the current fiscal year. Scheduled interest and discount amortization on the Notes is $5,981,000, $6,958,000 and $8,119,000 for the fiscal years ending in 1999, 2000 and 2001, respectively. The scheduled provision for dividends and discount amortization on the preferred stock is $705,000, $845,000 and $1,016,000 for the fiscal years ending in 1999, 2000 and 2001, respectively.

The proposed reclassification of the Company's preferred stock into common stock, if consummated, will be a tax-free reorganization for the Company and will have no direct tax impact on the corporation. However, if the proposed transaction involving the issuance of common stock of the Company in payment of the Company's Notes is approved by the common stockholders of the Company and consummated, then some of the Company's tax loss carryforwards may be utilized, potentially requiring tax expense to be recorded related to operations. The difference, if any, between the recorded value of the Notes and the fair market value of the common stock issued in payment of the Notes as of the effective date of such transaction would result in a taxable gain or loss on extinguishment of indebtedness for the Company which will be taxed as ordinary income or loss for federal income tax purposes. The amount of income taxes attributable to the taxable income or loss which may result from the consummation of such transaction would be reduced by the existing net operating loss and tax credit carryforwards. No assurances can be given that such transactions will be approved by the common stockholders of the Company or that the transactions will be consummated. Similarly, no assurances can be given regarding the potential impact of the tax consequences of the transactions if they are consummated.

For financial statement purposes, any gain on extinguishment of the Notes held by persons other than 399 Venture Partners would be reflected on the Company's Statement of Operations as an extraordinary item (net of related taxes), separate from the operating results of the Corporation. Any gain related to the payment of Notes owned by 399 Venture Partners with nonvoting common stock would be considered to be a capital transaction; accordingly, such gain, net of taxes, would be recorded directly to additional paid-in capital on the Company's financial statements. The gain on the preferred stock exchange for common stock will be accounted for as a capital transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales. Funds provided by operating activities were $13,709 in the first half of fiscal 1998 compared to $9,937 in the first half of fiscal 1997. This $3,772 improvement in net cash generated by operating activities during the first half of fiscal 1998 resulted primarily from changes in other operating liabilities and the store closing reserve as well as the decreased net loss for the period, offset somewhat by changes in inventory, accounts payable and operating assets.

Effective March 17, 1997, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate of 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate 0.50% per annum greater than the applicable prime rate or a rate which is tied to the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital (as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes of Pamida will affect, among other things, the ability of Pamida to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

Obligations under the Agreement were $47,210 at August 3, 1997 and $32,255 at July 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of Pamida. The Company had long-term debt and obligations under capital leases of $203,526 at August 3, 1997 and $201,703 at July 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At August 3, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements have been repaid, the quarterly interest payments on the promissory notes of the Company will be paid in kind. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $503; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997 or the first half of fiscal 1998 and may pay cash dividends in future periods only to the extent that the Company and Pamida satisfy the applicable statutory standards which include the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $4,833 in the first half of fiscal 1998 compared to $3,148 during the first half of fiscal 1997. The Company plans to open a total of three new stores in fiscal 1998, two of which were opened in the first half, and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $10,000 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near- term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

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



                           PART II - OTHER INFORMATION


     ITEMS 1-2:

          None

     ITEM 3:

          The General Corporation Law of Delaware, under which the registrant is incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant was not permitted to pay dividends in fiscal 1997 and may pay dividends in fiscal 1998 and ensuing years only to the extent that the registrant satisfies the applicable statutory standards, which include the registrant's having a net worth equal to at least the aggregate par value of its outstanding preferred stock, which amounts to $2. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable during fiscal 1997 and on February 28 and May 31, 1997, with respect to the outstanding 16.25% Senior Cumulative
     Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant and does not anticipate paying dividends on the registrant's preferred stock in the foreseeable future. Pursuant to the Certificate of Incorporation of the registrant, the dividend rate on the registrant's preferred stock increases cumulatively by 0.5% per quarter (with a maximum cumulative increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. As of the date of this report, the total preferred stock dividend arrearage was $586,952 representing six quarterly dividend payments at the applicable dividend rates. Any unpaid dividends are added to the liquidation value of the preferred stock until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

     ITEM 4:

     (a) The 1997 annual meeting (the "Annual Meeting") of stockholders of the registrant was held on May 22, 1997.

     (b)  The following persons were elected as directors at the Annual Meeting:

                             L. David Callaway, III
                             Stuyvesant P. Comfort
                             M. Saleem Muqaddam
                             Steven S. Fishman
                             Peter J. Sodini
                             Frank A. Washburn.

          No other director's term of office continued after the Annual Meeting.

     (c) Votes were cast or withheld in the election of directors at the Annual Meeting as follows:

                Director                 For        Withheld
          ----------------------      ---------     --------
          L. David Callaway, III      4,516,580      20,865
          Stuyvesant P. Comfort       4,517,580      19,865
          M. Saleem Muqaddam          4,517,480      19,965
          Steven S. Fishman           4,517,580      19,865
          Peter J. Sodini             4,517,580      19,865
          Frank A. Washburn           4,517,480      19,965


     ITEM 5:

          None

     ITEM 6:

     (a)  Exhibits.

          - 27.0 Financial Data Schedule (EDGAR version only)

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed during the quarter for which this Form 10-Q is filed. Such report had a Date of Report of July 22, 1997, and related to Item 5, Other Events. No financial statements were filed with such report.

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


                                        PAMIDA HOLDINGS CORPORATION
                                        ---------------------------
                                               (Registrant)

Date:  September 5, 1997                By:  /s/ Steven S. Fishman
                                             Steven S. Fishman, Chairman of the
                                             Board, President and Chief
                                             Executive Officer

Date:  September 5, 1997                By:  /s/ Todd D. Weyhrich
                                             Todd D. Weyhrich,
                                             Chief Accounting Officer