Form 10-Q
period 1997-11-02
PAMIDA HOLDINGS CORP/DE/
filed 1997-12-17
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 [X]              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended November 2, 1997

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

Class of Common Stock                           Outstanding at November 14, 1997
---------------------                           --------------------------------
    Common Stock                                        5,004,942 Shares


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                November 2,    February 2,
                                                                    1997          1997
                                                                ------------   -------
ASSETS:
  Current assets:
    Cash                                                        $   9,022      $   6,973
    Accounts receivable, less allowance for
     doubtful accounts of $50                                      10,276          6,919
    Merchandise inventories                                       187,243        157,490
    Prepaid expenses                                                3,620          2,993
    Property held for sale                                             --          1,748
                                                                 --------      ---------
       Total current assets                                       210,161        176,123

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $66,639 and $61,634           42,922         42,403
  Leased property under capital leases, less accumulated
    amortization of $16,548 and $14,604                            25,769         27,713
  Deferred financing costs                                          2,948          3,176
  Other assets                                                     21,059         19,773
                                                                ---------      ---------
                                                                $ 302,859      $ 269,188
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                            $  85,232      $  54,245
    Loan and security agreement                                    57,111         57,115
    Accrued compensation                                            5,802          3,860
    Accrued interest                                                3,573          7,668
    Store closing reserve                                           1,532          4,521
    Other accrued expenses                                         15,795         10,112
    Income taxes - deferred and current payable                    11,857          8,101
    Current maturities of long-term debt                               47             47
    Current obligations under capital leases                        1,733          1,781
                                                                ---------      ---------
       Total current liabilities                                  182,682        147,450

  Long-term debt, less current maturities                         171,650        168,000
  Obligations under capital leases, less current obligations       32,711         33,999
  Other long-term liabilities                                       5,458          4,825
  Commitments and contingencies                                        --             --
  Preferred stock subject to mandatory redemption
    and reserve for dividends payable                               2,624          2,217
  Common stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares authorized;
      5,004,942 shares issued and outstanding                          50             50
    Additional paid-in capital                                        968            968
    Accumulated deficit                                           (93,284)       (88,321)
                                                                ---------      ---------
      Total common stockholders' equity                           (92,266)       (87,303)
                                                                ---------      ---------
                                                                $ 302,859      $ 269,188
                                                                =========      =========

See notes to consolidated financial statements.





                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                    Three Months Ended            Nine Months Ended
                                 November 2,   October 27,     November 2,    October 27,
                                    1997          1996            1997           1996
                                 -----------   -----------     -----------    -------


Sales                            $ 158,749     $ 151,980       $ 466,530      $ 439,583

Cost of goods sold                 120,895       115,534         353,906        334,466
                                 ---------     ---------       ---------      ---------

Gross profit                        37,854        36,446         112,624        105,117
                                 ---------     ---------       ---------      ---------

Expenses:
  Selling, general and
    administrative                  29,882        28,822          94,131         89,295
  Interest                           7,632         7,435          23,049         21,669
                                 ---------     ---------       ---------      ---------

                                    37,514        36,257         117,180        110,964
                                 ---------     ---------       ---------      ---------

Income (loss) before income
  tax provision                       340            189          (4,556)        (5,847)

Income tax provision                   --             --              --             --
                                 ----------    ----------      ---------      ---------

Net income (loss)                      340           189          (4,556)        (5,847)

Less provision for preferred
  dividends and discount
  amortization                         137            99             407            289
                                 ---------     ---------       ---------      ---------

Net income (loss) available
  for common stock               $     203     $      90       $  (4,963)     $  (6,136)
                                 =========     =========       =========      =========

Income (loss) per share          $     .04     $     .02       $    (.98)     $   (1.23)
                                 =========     =========       =========      =========

Weighted average common and
  common equivalent shares       5,098,894     5,004,942       5,047,192      5,004,942
                                 =========     =========       =========      =========

See notes to consolidated financial statements.



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                    Nine Months Ended
                                                               November 2,     October 27,
                                                                  1997            1996
                                                              ------------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (4,556)      $ (5,847)
                                                               --------       --------
  Adjustments to reconcile net loss to net cash
    from operations:
      Depreciation and amortization                               8,888          8,435
      Provision for LIFO inventory valuation                        716            450
      Non-cash interest expense                                   3,639          3,092
      Gain on disposal of assets                                   (139)           (40)
      Other                                                         124            119
      Decrease in store closing reserve                          (2,654)        (4,663)
      Increase in merchandise inventories                       (30,469)       (33,246)
      Increase in other operating assets                         (8,038)        (6,306)
      Increase in accounts payable                               30,987         27,440
      Increase (decrease) in accrued compensation                 1,942         (3,164)
      Increase (decrease)in other operating liabilities           5,564         (2,835)
                                                               --------         ------
         Total adjustments                                       10,560        (10,718)
                                                               --------        -------
           Net cash from operating activities                     6,004        (16,565)
                                                               --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                               1,969            795
   Assets acquired for sale, net                                     --           (391)
   Constructed stores to be refinanced through
      lease financing                                             1,794         (5,207)
   Capital expenditures                                          (6,131)        (4,521)
   Other                                                             13             12
                                                               --------       --------
           Net cash from investing activities                    (2,355)        (9,312)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under loan and security agreement, net                 (4)        31,209
   Principal payments on capital lease obligations               (1,336)        (1,367)
   Principal payments on long-term debt                             (35)        (1,323)
   Payments for deferred finance costs                             (225)           (50)
                                                               --------       --------
           Net cash from financing activities                    (1,600)        28,469
                                                               --------       --------

Net increase in cash                                              2,049          2,592
Cash at beginning of year                                         6,973          7,298
                                                               --------       --------
Cash at end of period                                          $  9,022       $  9,890
                                                               ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                                $ 23,460       $ 22,317
       Income taxes:
         Payments to taxing authorities                              42            312
         Refunds received from taxing authorities                (3,798)          (170)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITY:
(1)  Amortization of discount on junior cumulative preferred
       stock recorded as a direct charge to retained earnings        38             36
(2)  Provision for dividends payable                                369            253
(3)  In-kind payment of accrued interest on promissory notes:
       Promissory notes                                           3,561          3,044
       Accrued interest                                          (3,561)        (3,044)

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                                   (Unaudited)
                             (Dollars in Thousands)



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

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at November 2, 1997 and February 2, 1997 by $7,290 and $6,574 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and nine months ended November 2, 1997 and October 27, 1996:

                                        Three Months Ended   Nine Months Ended
                                       -----------------------------------------
                                       Nov. 2,    Oct.27,    Nov. 2,    Oct.27,
                                         1997       1996      1997       1996

Sales                                    100.0%     100.0%    100.0%     100.0%
Cost of goods sold                        76.2%      76.0%     75.9%      76.1%
                                       ---------  ---------  --------   --------
Gross profit                              23.8%      24.0%     24.1%      23.9%
Selling, general and
   administrative expenses                18.8%      19.0%     20.2%      20.3%
                                       ---------  ---------  --------   --------
Operating income                           5.0%       5.0%      3.9%       3.6%
Interest expense                           4.8%       4.9%      4.9%       4.9%
                                       ---------  ---------  --------   --------
Income (loss) before income taxes          0.2%       0.1%     (1.0%)     (1.3%)
Income taxes                                --         --        --         --

                                       ---------  ---------  --------   --------
Net income (loss)                          0.2%       0.1%     (1.0%)     (1.3%)
                                       =========  =========  ========   ========


SALES - During the third quarter and first nine months of fiscal 1998, sales in comparable stores increased $6,071 or 4.1% and $19,849 or 4.7%, respectively, as compared to the third quarter and first nine months last year. Total sales for the third quarter and the first nine months of fiscal 1998 increased by $6,769 or 4.5% and $26,947 or 6.1%, respectively, as compared to the same periods last year.

The Company operated 149 stores at the end of the third quarter of both fiscal 1998 and 1997. Since October 27, 1996, the Company has opened one store in a new market, relocated two stores and closed one store.

The Company experienced sales increases in most merchandise categories during the third quarter of fiscal 1998 even though sales were adversely affected by an unseasonably warm September. The largest dollar increases were in the pharmacy prescriptions, candy, women's shoes, housewares, seasonal, appliances, electrical and groceries categories. The Company experienced sales declines in several categories, with men's fashions, automotive, boy's fashions and lawn and garden experiencing the largest decreases.

GROSS PROFIT increased $1,408 or 3.9% and $7,507 or 7.1% for the third quarter and first nine months, respectively, of fiscal 1998 compared to the same periods last year. As a percentage of sales, gross profit decreased to 23.8% from 24.0% for the third quarter and increased to 24.1% from 23.9% for the first nine months of fiscal 1998 compared to the same periods last year. The Company improved its in-stock positions in most merchandise categories during the third quarter of fiscal 1998 as compared with the third quarter of fiscal 1997. Sales improved in most merchandise categories during the first nine months of the year as compared with the same period last year, with a marked increase in sales of higher margin basic goods which experienced substantial out-of-stocks during the second and third quarters last year. Also, the Company realized substantial decreases in warehousing and distribution costs during the first nine months of fiscal 1998 compared to last year. During the second and third quarters last year, the Company incurred higher than normal labor costs in the warehouse and distribution areas due to implementation issues related to a warehouse management system. The decrease in gross profit as a percent of sales during the third quarter was due primarily to an increased LIFO provision this year compared to last year's third quarter. No other items contributed significantly to the decrease.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $1,060 or 3.7% for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and increased $4,836 or 5.4% for the first nine months of fiscal 1998 compared to the same period last year. As a percentage of sales, SG&A expense was 18.8% and 19.0%, respectively, for the third quarter of fiscal 1998 and 1997. As a percentage of sales, SG&A expense was 20.2% and 20.3%, respectively, for the first nine months of fiscal 1998 and 1997.

Most of the total net increase in SG&A expense for the third quarter of fiscal 1998 as compared to the third quarter last year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation. Store occupancy costs also increased over last year to accommodate the higher sales activity.

Most of the total net increase in SG&A expense for the first nine months of fiscal 1998 as compared to the first nine months of last year was attributable to higher corporate general and administrative expenses, primarily involving increases in payroll, incentive compensation expenses and professional fees. Store payroll, occupancy and controllable costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $183 increase in other income primarily due to a gain on the sale of a parcel of land and business interruption insurance settlements related to two stores.

INTEREST expense increased $197 or 2.7% for the third quarter of fiscal 1998 compared to the same period of fiscal 1997 and increased $1,380 or 6.4% for the first nine months of fiscal 1998 compared to the same period of fiscal 1997. The increases were due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern. There also was an increase in interest expense attributable to the promissory notes which require quarterly interest to be paid in kind.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carryforwards from prior year store closing charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales. Funds provided by operating activities were $6,004 in the first nine months of fiscal 1998 compared to funds used totaling $16,565 in the first nine months of fiscal 1997. This $22,569 improvement in net cash generated by operating activities during the first nine months of fiscal 1998 resulted primarily from changes in other operating liabilities, accrued compensation, and accounts payable as well as increases in inventories and improvements in operations.

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

Obligations under the Agreement were $57,111 at November 2, 1997 and $62,797 at October 27, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of Pamida. The Company had long-term debt and obligations under capital leases of $204,361 at November 2, 1997 and $202,299 at October 27, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At November 2, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements have been repaid, the quarterly interest payments on the promissory notes of the Company will be paid in kind. Since the Company conducts no operations of its own, the only cash requirement of the Company relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $503; and Pamida is expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997 or the first nine months of fiscal 1998. See "Subsequent Event" below for a discussion of the payment of the promissory notes with common stock and nonvoting common stock and the reclassification of the preferred stock into common stock, effective November 18, 1997.

The Company made capital expenditures of $6,131 in the first nine months of fiscal 1998 compared to $4,521 during the first nine months of fiscal 1997. The Company has opened one store in a new market and relocated two stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $10,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

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

SUBSEQUENT EVENT - On July 22, 1997, the Company announced that it had entered into an agreement with 399 Venture Partners, Inc., a Citicorp subsidiary, providing for the payment of all of the outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (the Notes) of the Company with shares of newly issued common stock and nonvoting common stock of the Company at the rate of one share for each $9.00 of principal and accrued interest as of the effective date of the transaction. 399 Venture Partners, Inc. owned approximately 82.75% of such Notes. In connection with such agreement, the preferred stockholders of the Company agreed to simultaneously change and reclassify all of the outstanding shares of preferred stock of the Company into shares of common stock at the rate of one share of common stock for each $9.00 of preferred stock liquidation value plus accrued dividends as of the effective date. The details of these agreements, proposals and related items are described in the definitive Proxy Statement filed by the Company dated October 14, 1997. On November 14, 1997, the Company's stockholders approved the foregoing transactions, an increase in the total number of authorized shares of common stock from 10 million to 25 million, and an increase in the total number of authorized shares of nonvoting common stock from 2 million to 4 million. Such transactions became effective on November 18, 1997.

Accordingly, the Company has been relieved of the obligation to repay the Notes in 2003 and to redeem the preferred stock (including the payment of accrued dividends) in December 2001. The transactions also relieve the Company of substantial amounts of compounding non-cash interest expense on the Notes and from earnings per share dilution caused both by the preferred stock dividends and by discount amortization. Approximately $1.2 million of interest expense, preferred stock dividends and discount amortization will be eliminated during the fourth quarter of the current fiscal year. Scheduled interest and discount amortization on the Notes would have amounted to $5,981,000, $6,958,000 and $8,119,000 for the fiscal years ending in 1999, 2000 and 2001, respectively. The scheduled provision for dividends and discount amortization on the preferred stock would have amounted to $705,000, $845,000 and $1,016,000 for the fiscal years ending in 1999, 2000 and 2001, respectively.

The Company will issue a total of approximately 965,000 additional shares of common stock and approximately 3,050,000 shares of nonvoting common stock in payment of the Notes and in connection with the change and reclassification of the preferred stock. The nonvoting common stock is being issued to 399 Venture Partners, Inc. and may be converted into the same number of shares of common stock under certain conditions. The remaining note holders and all preferred stockholders are receiving the 965,000 shares of common stock. As of November 2, 1997, the Company had outstanding 5,004,942 shares of common stock. As a result of the transactions, outstanding shares of voting and nonvoting common stock will increase to approximately 9,020,000.

For  financial  statement   purposes,   the  Company  will  realize  a  gain  on
extinguishment of the Notes held by persons other than 399 Venture Partners which will be reflected on the Company's Statement of Operations in the fourth quarter as an extraordinary item (net of related taxes), separate from the operating results of the Corporation. The gain to be recorded will be calculated as the number of such shares issued times the difference between the $9/share exchange value of the stock and the quoted trading value of the common stock on the effective date of the transaction ($5.50/share). The gain related to the payment of Notes held by 399 Venture Partners with nonvoting common stock is considered a capital transaction. Accordingly, such gain, net of taxes, will be recorded directly to additional paid-in capital on the Company's financial statements. The gain on the preferred stock exchange for common stock will be accounted for as a capital transaction.

For tax purposes, the reclassification of the Company's preferred stock into common stock is a tax-free reorganization for the Company and will have no direct tax impact on the Company. However, with respect to the payment of the Notes, the difference, if any, between the recorded value of the Notes and the fair value of the common stock and nonvoting common stock issued in payment of the Notes as of November 18, 1997 will result in a taxable gain or loss for the Company which will be taxed as ordinary income or loss for federal income tax purposes. The amount of income taxes attributable to the taxable income or loss which may result from this transaction would increase or reduce the Company's existing net operating loss and tax credit carryforwards. For tax purposes, the quoted trading price of the Company's stock on the effective date of the transaction would normally serve as the primary reference for the fair value of the stock issued in this type of transaction. However, due to factors such as the low number of shares of the Company's stock available for purchase, the related low trading volume of the stock and the magnitude of the number of new shares issued in this transaction, management believes that, in the Company's circumstances, fair value should be determined by other means. Accordingly, an independent appraiser will be engaged to determine an appropriate value of the stock issued in this transaction. If the valuation of the stock issued in this transaction is determined to be substantially less than the $9/share exchange value utilized for the transaction, or if the Company is unsuccessful in supporting its valuation position, the issuance of common stock and nonvoting common stock of the Company in payment of the Notes may require a substantial portion of the Company's tax loss carryforwards to be utilized, and therefore such tax loss carryforwards would not be available to offset taxable income in future periods. Until this valuation issue is resolved, the impact of the tax consequences of the Note payment transaction cannot be determined.

UNAUDITED  PRO  FORMA  CONSOLIDATED  FINANCIAL  DATA

Effectively, the transactions described in the "Subsequent Event" section above reduce interest expense and dividends in future periods and substantially improve the equity position of the Company. The following Unaudited Pro Forma Consolidated Financial Data (the "Pro Forma Financial Data") reflect (i) the issuance of shares of Common Stock and Nonvoting Common Stock in payment of the Notes at the rate of one share for each $9.00 of outstanding principal of and accrued interest on the Notes (the Note Payment Transaction) and (ii) the effect of changing and reclassifying all of the Preferred Stock into shares of Common Stock at the rate of one share for each $9.00 of liquidation value and accrued dividends (the Reclassification Transaction). The Unaudited Pro Forma Consolidated Statements of Operations for the year ended February 2, 1997 and the nine months ended November 2, 1997 give effect to the Note Payment Transaction and Reclassification Transaction (collectively, the "Transactions") as if they had occurred at the beginning of the respective fiscal year presented and exclude the one-time extraordinary gain to be recognized on the effective date of the Transactions. The Unaudited Pro Forma Balance Sheet gives effect to the Transactions as if they had occurred on November 2, 1997 and includes the one-time extraordinary gain to be recognized on the effective date of the Transactions.

The actual effective date of the Transactions was November 18, 1997, and therefore the principal of and accrued interest on the Notes and the liquidation value of and accrued dividends on the Preferred Stock were greater than the amounts assumed in the Pro Forma Financial Data by a total of $212,000.

The Pro Forma Financial Data do not purport to represent what the Corporation's results of operations actually would have been if the Transactions had occurred as of the dates indicated or what such results will be for any future periods. The Pro Forma Financial Data is based upon assumptions that the Corporation believes are reasonable and should be read in conjunction with the Consolidated Financial Statements of the Corporation for the fiscal year ended February 2, 1997 and the accompanying notes thereto contained in the Corporation's Form 10-K Annual Report for such fiscal year.


                       Unaudited Pro Forma Financial Data
                      (In thousands, except per share data)

                             STATEMENT OF OPERATIONS


                                                Year Ended, February 2, 1997            Nine Months Ended August 3, 1997
                                            -------------------------------------     -------------------------------------
                                                          Pro Forma                                 Pro Forma
                                            Historical    Adjustment    Pro Forma     Historical    Adjustment    Pro Forma
                                            ----------    ----------    ---------     ----------    ----------    ---------
Sales ...................................   $  633,189                  $ 633,189     $  466,530                  $ 466,530
Cost of goods sold ......................      479,099                    479,099        353,906                    353,906
                                            ----------                  ---------     ----------    ----------    ---------
Gross profit ............................      154,090                    154,090        112,624                    112,624

Expenses
  Selling, general and administrative ...      125,105                    125,105         94,131                     94,131
  Interest ..............................       29,781        (4,473)(1)   25,308         23,049        (3,762)(1)   19,287
                                            ----------    ----------    ---------     ----------    ----------    ---------
                                               154,886        (4,473)     150,413        117,180        (3,762)     113,418
                                            ----------    ----------    ---------     ----------    ----------    ---------

(Loss) income before provision for
  income taxes ..........................         (796)        4,473        3,677         (4,556)        3,762         (794)
Income tax (provision) benefit ..........           --        (1,408)(2)   (1,408)            --           304(2)       304
                                            ----------    ----------    ----------    ----------    ----------    ---------
Net (loss) income .......................         (796)        3,065         2,269        (4,556)        4,066         (490)
Less provision for preferred dividends
  and discount amortization .............          391          (391)(1)        --           407          (407)(1)       --
                                            ----------    ----------    ----------    ----------    ----------    ---------
Net (loss) income available for
  common shares .........................   $  ($1,187)   $    3,456    $    2,269    $   (4,963)   $    4,473         (490)
                                            ==========    ==========    ==========    ==========    ==========    =========

Net(loss) earnings per common share: ....       ($0.24)                      $0.25        ($0.98)                    ($0.05)

Weighted average shares outstanding          5,004,942     3,989,848(3)  8,994,790     5,047,192    3,989,848(3)  9,037,040
                                            ==========    ==========    ==========    ==========    ==========    =========

(1) To reflect the reduction of interest expense, preferred dividends and discount amortization resulting from the Transactions as follows:

                                                                Interest Expense
                                                     --------------------------------------
                                                        Year Ended,      Nine Months Ended,
                                                     February 2, 1997     November 2, 1997
                                                     ----------------    ------------------
     13.50% Senior Promissory Notes                  $  723              $  608
     14.00% Subordinated Promissory Notes             2,035               1,716
     14.25% Junior Subordinated Promissory Notes      1,555               1,314
     Discount amortization                              160                 124
                                                     ------              ------
                                                     $4,473              $3,762
                                                     ======              ======

                                                      Preferred Dividends and
                                                       Discount  Amortization
                                                     --------------------------
     16.25% Senior Cumulative Preferred Stock        $   90              $   98
     14.25% Junior Cumulative Preferred Stock           252                 271
     Discount amortization                               49                  38
                                                     ------              ------
                                                     $  391              $  407
                                                     ======              ======


(2) To reflect pro forma income tax expense at the expected effective rate. No income tax benefit on losses was recorded for the year ended February 2, 1997 and the nine months ended November 2, 1997 due to uncertainty regarding the potential utilization of certain tax loss carryforwards. Had the Transactions occurred on January 29, 1996, a substantial portion of the Company's net operating loss and tax credit carryforwards would have been utilized at that time. Therefore, on a pro forma basis, income tax (provision) benefit is shown at the expected effective rate.

(3) To reflect the issuance of Common Stock and Nonvoting Common Stock in payment of the Notes and from reclassification of the Preferred Stock at face or liquidation value and including accrued interest and dividends.

                                                           Preferred
                                                  Notes      Stock       Total
                                               ---------    -------    ---------
     Book value as of November 2, 1997           $31,321     $1,912
     Accrued interest and dividends                  888        712
     Unamortized discount                            754        321
                                               ---------    -------
     Redemption value as of November 2, 1997      32,963      2,945
     Transaction value per common share              /$9        /$9
                                               ---------    -------
     Common shares to be issued                3,662,644    327,204    3,989,848
                                               =========    =======    =========



                       Unaudited Pro Forma Financial Data
                                 Balance Sheet
                                 (In thousands)


                                                           November 3,       Pro Forma
    Assets                                                    1997          Adjustments      Pro Forma
                                                           -----------      -----------      ---------
Current assets:
  Cash .................................................   $   9,022        $      (500)     $   8,522
  Accounts receivable, less allowance
    for doubtful accounts of $50 in both years .........      10,276                            10,276
  Merchandise inventories ..............................     187,243                           187,243
  Prepaid expense ......................................       3,620                             3,620
                                                           ---------        -----------      ---------
     Total current assets ..............................     210,161               (500)       209,661

  Property, buildings and equipment, net ...............      42,922                            42,922
  Leased property under capital leases, net ............      25,769                            25,769
  Deferred financing costs .............................       2,948                (44)         2,904
  Other assets .........................................      21,059                            21,059
                                                           ---------        -----------      ---------
                                                             302,859               (544)       302,315
                                                           =========        ===========      =========
     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .....................................      85,232                            85,232
  Loan and security agreement ..........................      57,111                            57,111
  Accrued compensation .................................       5,802                             5,802
  Accrued interest .....................................       3,573               (888)         2,685
  Store closing reserve ................................       1,532                             1,532
  Other accrued expenses ...............................      15,795                            15,795
  Income taxes - deferred and current payable ..........      11,857                            11,857
  Current maturities of long-term debt .................          47                                47
  Current obligations under capital leases .............       1,733                             1,733
                                                           ---------        -----------      ---------
     Total current liabilities .........................     182,682               (888)       181,794

  Long-term debt, less current maturities ..............     171,650            (31,321)       140,329
  Obligations under capital leases,
    less current obligations ...........................      32,711                            32,711
  Other long-term liabilities ..........................       5,458                             5,458
  Commitments and contingencies                                   --                                --
  Preferred stock subject to mandatory redemption
    and reserve for dividends payable ..................       2,624             (2,624)            --
  Common shareholders' equity:
    Common stock, $.01 par value; ......................          50                 40             90
  Additional paid-in capital ...........................         968             32,538         33,506
                                                                                   (500)          (500)
  Accumulated deficit ..................................     (93,284)             2,211        (91,073)
                                                           ---------        -----------      ---------
  Total common shareholders' deficit ...................     (92,266)            34,289        (57,977)
                                                           ---------        -----------      ---------
                                                           $ 302,859        $      (544)     $ 302,315
                                                           =========        ===========      =========

(1) To reflect the issuance of Common Stock and Nonvoting Common Stock in payment of the Notes and from reclassification of the Preferred Stock at face or liquidation value and including accrued interest and dividends, and the extraordinary gain on the extinguishment of debt, net of the related income tax effect. The extraordinary gain is based upon the trading value of the Corporation's Common Stock on November 18, 1997 ($5.50 per share).


                                                            Preferred
                                                 Notes        Stock       Total
                                                -------      ------      -------
     Carrying value at November 2, 1997         $32,209      $2,624      $34,833

     Fair value of common stock at
        $5.50 per share                          20,145       1,800       21,945
                                                -------      ------      -------
     Pre-tax gain                                12,064         824       12,888
     Less:  Income taxes                             --          --           --
                                                -------      ------      -------
     Net gain                                    12,064         824       12,888
     Less:  Capital transaction                   9,853         824       10,677
                                                -------      ------      -------
     Extraordinary gain                         $ 2,211      $    -      $ 2,211
                                                =======      ======      =======

A majority of the Notes is held by an entity (399 Venture Partners) having a significant equity interest in the Corporation. In accordance with APB No. 26, "Early Extinquishment of Debt" the gain on such portion of the transactions is considered a capital transaction recorded directly to Additional Paid-In Capital, net of tax. The income tax effect of the note payment transaction is calculated assuming the utilization of the net operating loss and tax credit carryforwards. The reclassification of the Preferred Stock is a tax-free reorganization.

(2)  Reflects transaction costs of $500.

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






                              PART II - OTHER INFORMATION

          ITEMS 1-2:

               None

          ITEM 3:

               The General Corporation Law of Delaware, under which the registrant is incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant was not permitted to pay dividends in fiscal 1997 or the first three quarters of fiscal 1998. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable during fiscal 1997 and on February 28, May 31, and August 31, 1997, with respect to the outstanding 16.25% Senior Cumulative Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant. Pursuant to the Certificate of Incorporation of the registrant, the dividend rate on the registrant's preferred stock increased cumulatively by 0.5% per quarter on each quarterly dividend payment date on which the preferred stock dividends were not paid currently on a cumulative basis. On November 18, 1997, all of the registrant's outstanding preferred stock was changed and reclassified into common stock of the registrant. See "Subsequent Event" in Part I, Item 2 of this Quarterly Report.

         ITEM 4-5:

               None

         ITEM 6:

               (a)  Exhibits.

                    - 27.0 Financial Data Schedule (EDGAR version only)

               (b) No Reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMIDA HOLDINGS CORPORATION
                                               (Registrant)

Date: December 17, 1997                 By: /s/ Steven S. Fishman
                                            Steven S. Fishman, Chairman of the
                                            Board, President and Chief Executive
                                            Officer


Date: December 17, 1997                 By: /s/ Todd D. Weyhrich
                                            Todd D. Weyhrich,
                                            Chief Accounting Officer


                           PART II - OTHER INFORMATION

          ITEMS 1-2:

               None

          ITEM 3:

          The General Corporation Law of Delaware, under which the registrant is incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from store closings and the write-off of goodwill and other long-lived assets in the fourth quarter of fiscal 1996, the registrant was not permitted to pay dividends in fiscal 1997 or the first three quarters of fiscal 1998. Accordingly, the registrant was restricted from declaring or paying the quarterly dividends payable during fiscal 1997 and on February 28, May 31, and August 31, 1997, with respect to the outstanding 16.25% Senior Cumulative Preferred Stock and 14.25% Junior Cumulative Preferred Stock of the registrant. Pursuant to the Certificate of Incorporation of the registrant, the dividend rate on the registrant's preferred stock increased cumulatively by 0.5% per quarter on each quarterly dividend payment date on which the preferred stock dividends were not paid currently on a cumulative basis. On November 18, 1997, all of the registrant's outstanding preferred stock was changed and reclassified into common stock of the registrant. See "Subsequent Event" in
     Part I, Item 2 of this Quarterly Report.



          ITEM 4-5:

               None

          ITEM 6:

               (a)  Exhibits.

                    - 27.0  Financial Data Schedule (EDGAR version only)

               (b) No Reports on Form 8-K were filed during the quarter for which this Form 10-Q is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMIDA HOLDINGS CORPORATION
                                               (Registrant)

Date: December 17, 1997                 By: /s/ Steven S. Fishman
                                            Steven S. Fishman, Chairman of the
                                            Board, President and Chief Executive
                                            Officer
Date: December 17, 1997                 By: /s/ Todd D. Weyhrich
                                            Todd D. Weyhrich,
                                            Chief Accounting Officer