Form 10-K
period 1998-02-01
PAMIDA HOLDINGS CORP/DE/
filed 1998-04-20
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 1, 1998
                         Commission File Number 1-10619

                          PAMIDA HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                        47-0696125
          -------------------------------    ----------------------------
          (State or other jurisdiction of    (IRS Employer Identification
            incorporation or organization)         Number)

                 8800 "F" Street, Omaha, Nebraska        68127
           ---------------------------------------      ---------
           (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (402) 339-2400

           Securities Registered Pursuant to Section 12(b) of the Act:

                  Title of              Each Name of Each Exchange
                    Class                   on Which Registered
                 ------------           --------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1998, was $24,938,602 based upon the closing price for such stock on the American Stock Exchange on such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                     Outstanding at
             CLASS OF STOCK                          March 24, 1998
          ----------------------                    ----------------
              Common Stock                          5,970,439 shares
          Nonvoting Common Stock                    3,050,473 shares


     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement dated March 25, 1998, for the annual meeting of the registrant's stockholders to be held on May 21, 1998, are incorporated by reference into Part III.



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

     GENERAL.

     Pamida Holdings Corporation conducts its general merchandise retail business through its wholly-owned subsidiary, Pamida, Inc., a Delaware corporation. Unless the context indicates otherwise, the terms "Pamida" and "Company" refer collectively to Pamida Holdings Corporation, its direct and indirect subsidiaries and their predecessors, and "Holdings" refers only to Pamida Holdings Corporation.

     Holdings is a Delaware corporation incorporated in 1986 to acquire all of the capital stock of Pamida, Inc., which, directly since 1981 and through a predecessor prior to 1981, had been engaged in the general merchandise retail business since 1963. The capital stock of Pamida, Inc. is the only significant asset of Holdings, and Holdings has no material operations of its own.

     On January 19, 1996, the Company announced its intention to close 40 stores located in unprofitable or highly competitive markets. Store closing sales began on January 29, 1996, and the Company completed all of such store closings during the second quarter of the fiscal year ended February 2, 1997. References in this Form 10-K to the "40 Closed Stores" mean such 40 stores.

     STORES.

     At February 1, 1998, Pamida operated 148 general merchandise retail stores located in 148 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant general merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 77% of the communities in which its stores are located.

     Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major general merchandise retailer and which the Company considers to be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At February 1, 1998, 115 of the Company's 148 stores faced no direct local competition from other major general merchandise retailers.

     The Company's stores average approximately 30,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At February 1, 1998, Pamida's stores had an aggregate sales area of approximately 4,408,000 square feet.


     The following table indicates the states in which Pamida's stores were located as of February 1, 1998:


     State                                                No. of
     -----                                                Stores         Percent
                                                          ------         -------
     Minnesota............................................  29             19.6%
     Iowa.................................................  25             16.9
     Nebraska.............................................  15             10.1
     Wisconsin............................................  14              9.5
     Michigan............................................   12              8.1
     Ohio................................................   10              6.8
     Wyoming..............................................   9              6.1
     North Dakota.........................................   7              4.7
     South Dakota.........................................   7              4.7
     Montana..............................................   7              4.7
     Indiana..............................................   4              2.7
     Kansas...............................................   3              2.0
     Illinois.............................................   3              2.0
     Kentucky ............................................   2              1.4
     Missouri ............................................   1              0.7
                                                            ---           -----
                                                            148           100.0%
                                                            ===           =====

     The following tables show the number of the Company's store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1994:

                                                      Fiscal Year Ended
                                               --------------------------------
                                               1998   1997   1996   1995   1994
                                               ----   ----   ----   ----   ----
     Beginning of year                          148    144    184    173    178
       Stores opened in new markets               1      6      7     17      8
       Stores relocated in
         existing markets                         2      2      3     --     --
       Stores closed (includes
         relocated stores)                       (3)    (4)   (10)    (6)   (13)
                                               ----   ----   ----   ----   ----
       End of year                              148    148    184    184    173
                                               ====   ====          ====   ====
       Less 40 Closed Stores                                  (40)
                                                             ----
                                                              144
                                                             ====

                                                      Fiscal Year Ended
                                               --------------------------------
                                               1998   1997   1996   1995   1994
                                               ----   ----   ----   ----   ----
       Square feet of store sales
         area at year-end (in millions)        4.41   4.35   5.22   5.09   4.68
       Less 40 Closed Stores                                (1.09)
                                                             ----
                                                             4.13
                                                             ====


     Pamida regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

     STORE EXPANSION PROGRAM.

     Pamida's store expansion program is subject to the Company's ability to negotiate satisfactory leases, to the ability of prospective landlords to obtain financing for new store buildings and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Eight new stores, two of which are replacement stores, are expected to commence operations this year.

     Pamida has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

     The Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana, during the second quarter of fiscal 1998. Pamida believes that its existing distribution facilities (including the new expandable Lebanon, Indiana facility), senior and middle management staff as well as corporate infrastructure should allow the Company to accommodate its anticipated growth.

     The Company typically invests approximately $1,450,000 to $1,700,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $500,000 for store fixtures and equipment. In most cases, building and land costs of approximately $1,450,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process, Pamida occasionally may construct stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions with respect to such stores with unaffiliated investors.

     SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with reliable and convenient family shopping and to feature nationally advertised brand-name products as well as some private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 14.8% of total store sales during the fiscal year ended February 1, 1998.

     Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

     Pamida's two basic merchandise divisions are softlines and hardlines. The softlines division includes mens', womens', childrens' and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies, consumables and candy items.

     The Company currently owns and operates pharmacies in 44 of its larger stores, and eight of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, subject to regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

     During the fiscal year ended February 1, 1998, the hardlines division accounted for approximately 72% of Pamida's total sales, while the apparel division and the pharmacies accounted for 22% and 6%, respectively, of Pamida's total sales.

     Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services (such as wheelchairs for the elderly and handicapped, restroom facilities and water fountains, seating benches, speedy check-out lanes and expedited check cashing and raincheck and layaway processing) offered under various customer-oriented themes such as "Hometown Values", "We Care" and "We're Listening". Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories, particularly with respect to advertised items.

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) in recent years have increased to approximately 29% of the full year's sales and normally involve a greater proportion of higher margin merchandise.


     ADVERTISING AND PROMOTION.

     The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1998, Pamida spent approximately $10,468,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.6% of fiscal 1998 sales.

     PURCHASING AND DISTRIBUTION.

     Pamida maintains a centralized purchasing and store planning staff at its executive offices. The merchandising department includes two general merchandise managers, five hardlines divisional merchandise managers and three apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

     The merchandise in the Company's stores is purchased from over 3,000 primary manufacturers and suppliers and numerous other vendors. Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

     The Company's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     Seaway Importing Company, a wholly-owned subsidiary of Pamida, Inc., imports a wide variety of merchandise, including sporting goods, pet supplies, toys, electronic items, apparel, hair care items, painting supplies, automotive items and hardware, for sale in Pamida's stores.

     During fiscal 1998, approximately 79% of Pamida's merchandise was distributed to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     COMPETITION.

     The general merchandise retail business is highly competitive. The Company's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores.. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the general merchandise retail industry are store location, price, merchandise selection, quality and customer service, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, reliable in-stocks, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "Hometown Values", "We Care" and "We're Listening".

     Pamida stores generally are located in small towns, normally county seats, where there is no direct local competition from another major general merchandise retailer and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading general merchandise retailer in over 77% of the communities in which its stores are located.

     At February 1, 1998, 115 of Pamida's 148 stores were located in communities in which there was no direct local competition from other major general merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 16, 11, 10, 2 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 33 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

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

     EMPLOYEES.

     As of February 1, 1998, Pamida had approximately 5,600 employees, of whom approximately 2,700 were full-time and 2,900 were part-time. The number of employees varies on a seasonal basis. Pamida's employees are not represented by a labor union, and the Company believes that its relations with its employees are good.

     At February 1, 1998, the average length of service of the Company's management staff was as follows:


                                                                    Average
                                                                     Years
                                                        Number     of Service
                                                        ------     ----------
            Top Management                                 2          16.2
            Senior Vice Presidents and Vice Presidents    18           7.1
            District Managers                             12          20.5
            Pharmacy District Supervisors                  4           5.3
            Store Managers                               148          11.4
            Pharmacy Managers                             44           3.4


     Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all benefits. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

ITEM 2.  PROPERTIES.

     At February 1, 1998, the Company owned 19 of its 148 store buildings, while its remaining 129 stores operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 53% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at February 1, 1998:

            Leases the Fiscal             Number of Leased Stores
           Year Ending During(1)                  2/01/98
           ---------------------          -----------------------
                   1999                             13
                   2000                             24
                   2001                              5
                   2002                              8
                   2003                              6
                Thereafter                          73
                                                   ---
                   Total                           129
                                                   ===

(1) Includes renewal options.

     Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

     The Company's general offices and one of its three distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of warehouse space and approximately 80,000 square feet of office space.

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

     In July 1997, the Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana. The facility, which is leased through April 2007, redistributes bulk shipments and promotional merchandise to stores in the Company's eastern sales districts. Future expansion of the facility is being considered. This distribution facility replaced a 100,000 square foot warehouse facility previously operated by the Company in the Milwaukee, Wisconsin area.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) A special meeting of stockholders (the "Special Meeting") of Holdings was held on November 14, 1997.

         (b)     The meeting did not involve the election of directors.

         (c)(1) Votes were cast at the Special Meeting with respect to approval of the Note Amendment Agreement No.3 between Holdings and 399 Venture Partners, Inc. and the transactions contemplated thereby as follows:

                         For:   3,792,221

                         Against:  12,832

                         Abstain:   3,700

                 There were broker nonvotes as to 858,928 shares on this matter. This matter received sufficient votes to pass.

         (2) Votes were cast at the Special Meeting with respect to approval of an amendment to the Restated Certificate of Incorporation of Holdings to change and reclassify all of the outstanding shares of Preferred Stock of Holdings into shares of Common Stock of Holdings as follows:

                         For:   4,447,649

                         Against: 217,032

                         Abstain:   2,500

                 There were broker nonvotes as to 500 shares on this matter. This matter received sufficient votes to pass.

         (3) Votes were cast at the Annual Meeting with respect to approval of an amendment to the Restated Certificate of Incorporation of Holdings to increase the number of authorized shares of Common Stock of Holdings and correspondingly adjust the total number of shares of stock which Holdings is authorized to issue as follows:

                         For:   4,444,149

                         Against: 222,832

                         Abstain:     200

                 There were broker nonvotes as to 500 shares on this matter. This matter received sufficient votes to pass.

         (4) Votes were cast at the Special Meeting with respect to approval of an amendment to the Restated Certificate of Incorporation of Holdings to increase the number of authorized shares of Nonvoting Common Stock of Holdings and correspondingly adjust the total number of shares of stock which Holdings is authorized to issue as follows:

                         For:   4,431,349

                         Against: 234,832

                         Abstain:   1,200

                 There were broker nonvotes as to 300 shares on this matter. This matter received sufficient votes to pass.

         (5) Votes were cast at the Special Meeting with respect to approval of an amendment to the Restated Certificate of Incorporation of Holdings to amend the conversion terms of the Nonvoting Common Stock of Holdings and delete certain obsolete provisions as follows:

                         For:   3,792,021

                         Against:  15,332

                         Abstain:   1,200

                 There were broker nonvotes as to 859,128 shares on this matter.
                  This matter received sufficient votes to pass.

         (6) Votes were cast at the Special Meeting with respect to approval of amendments to the Restated Certificate of Incorporation of Holdings to reduce the number of authorized shares of Junior Cumulative Preferred Stock of Holdings, correspondingly decrease the total number of shares of stock which Holdings is authorized to issue, and delete certain obsolete provisions as follows:

                         For:   3,797,320

                         Against:  11,233

                         Abstain:       0

                 There were broker nonvotes as to 859,128 shares on this matter. This matter received sufficient votes to pass.

         (7) Votes were cast at the Special Meeting with respect to approval of the issuance of shares of Common Stock of Holdings to 399 Venture Partners, Inc. or its assignee upon the future conversion of shares of Nonvoting Common Stock of Holdings issued to 399 Venture Partners, Inc. as follows:

                         For:   3,778,861

                         Against:  17,772

                         Abstain:   1,200

                 There were broker nonvotes as to 869,848 shares on this matter. This matter received sufficient votes to pass.

     (d)         Not Applicable.

                                      * * *

     EXECUTIVE OFFICERS OF THE REGISTRANT.

     The present executive officers of Holdings are Steven S. Fishman (Chairman of the Board, President and Chief Executive Officer), Frank A. Washburn (Executive Vice President, Chief Operating Officer and Secretary), and George R. Mihalko (Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary). Information concerning such executive officers appears in the following paragraphs:

     Mr. Fishman, age 47, has served as President and Chief Executive Officer of Holdings and Pamida, Inc. since April 1993 and as Chairman of the Board of Holdings and Pamida, Inc. since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines. Mr. Fishman has been a director of Holdings since 1993 and also is a director of Pamida, Inc.

     Mr. Washburn, age 49, has served as Chief Operating Officer of Holdings and Pamida, Inc. since March 1997, Executive Vice President of Holdings since September 1995 and Executive Vice President of Pamida, Inc. since February 1995. Mr. Washburn previously served as Senior Vice President - Human Resources of Pamida, Inc. from 1993 to 1995 and as Vice President - Human Resources of
Pamida, Inc. from 1987 to 1993. Mr. Washburn also serves as Secretary of Holdings and Pamida, Inc. Mr. Washburn joined Pamida's predecessor in 1965. Mr. Washburn has been a director of Holdings since 1995 and also is a director of Pamida, Inc.

     Mr. Mihalko, age 43, has served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Holdings and Pamida, Inc. since September 1995. From February 1993 to September 1995, Mr. Mihalko was employed by Pier 1 Imports, Inc. as Vice President and Treasurer. From July 1990 to February 1993, Mr. Mihalko was employed by Burlington Northern Railroad as Assistant Treasurer.

     The executive officers of Holdings may be removed from their respective positions as such officers at any time by the Board of Directors of Holdings, subject to any rights which they may have under employment agreements with the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of Holdings is listed and traded on the American Stock Exchange.

     The high and low sales prices for the Common Stock of Holdings on the American Stock Exchange for fiscal 1998 and fiscal 1997 are as follows:

               Fiscal 1998:                  High           Low
               ------------                  ----           ---
               4th Quarter                  6  1/8         4 1/4
               3rd Quarter                  6  7/16        4 1/8
               2nd Quarter                  4  1/8         2 3/4
               1st Quarter                  3  1/2         2


               Fiscal 1997:                  High           Low
               ------------                  ----           ---
               4th Quarter                  2  5/16        1 1/2
               3rd Quarter                  2  3/8         1 5/8
               2nd Quarter                  3  1/4         2 1/8
               1st Quarter                  3  1/4         2 1/8

     As of March 23, 1998 there were 281 record holders of the Common Stock of Holdings.

     There is no market for the Nonvoting Common Stock of Holdings, all of which presently is owned by 399 Venture Partners, Inc., an indirect wholly-owned subsidiary of Citicorp.

     Holdings has never declared or paid any cash dividends on its Common Stock or Nonvoting Common Stock and does not intend to pay any such dividends in the foreseeable future. The obligations of Pamida, Inc. under certain of its financing arrangements are guaranteed by Holdings. Such financing arrangements presently prohibit the payment of dividends by Holdings on its Common Stock or Nonvoting Common Stock and also significantly restrict the ability of Pamida, Inc. to pay dividends or make other distributions to Holdings.


ITEM 6.  SELECTED FINANCIAL DATA.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      SELECTED CONSOLIDATED FINANCIAL DATA
   (AMOUNTS IN THOUSANDS - EXCEPT PER SHARE, NUMBER OF SHARES AND OTHER DATA)


                                                                                Fiscal Year Ended
                                                        -----------------------------------------------------------
                                                         February 1,    February 2,     January 28,     January 29,     January 30,
                                                             1998          1997 (1)         1996            1995            1994
                                                        -----------     -----------     -----------     -----------     -----------
INCOME STATEMENT DATA:
Sales ..............................................    $   657,017     $   633,189     $   736,315     $   711,019     $   656,910

Gross profit .......................................        161,935         154,090         177,688         177,367         158,906
Selling, general and
  administrative expenses ..........................        129,031         125,105         151,096         143,585         133,921
                                                        -----------     -----------     -----------     -----------     -----------
Operating income ...................................         32,904          28,985          26,592          33,782          24,985
Interest expense ...................................         29,618          29,781          29,526          27,367          26,588
Long-lived asset write-off .........................              -               -          78,551               -               -
Store closing costs ................................              -               -          21,397               -               -

Income (loss) before provision for income
  taxes and extraordinary item .....................          3,286            (796)       (102,882)          6,415          (1,603)
Income tax (benefit) provision .....................              -               -          (7,863)          3,500             427
                                                        -----------     -----------     -----------     -----------     -----------

Income (loss) before extraordinary item ............          3,286            (796)        (95,019)          2,915          (2,030)
Extraordinary item .................................          1,735               -             371               -          (4,943)
                                                        -----------     -----------     -----------     -----------     -----------

Net income (loss) ..................................          5,021            (796)        (94,648)          2,915          (6,973)
Effect of preferred stock reclassification .........            756               -               -               -               -
Less preferred dividends
  and discount amortization ........................           (407)           (391)           (362)           (361)           (359)
                                                        -----------     -----------     -----------     -----------     -----------

Net income (loss) available
  for common shares ................................    $     5,370     $    (1,187)    $   (95,010)    $     2,554     $    (7,332)
                                                        ===========     ===========     ===========     ===========     ===========

Weighted average number of basic shares
  outstanding ......................................      5,843,441       5,004,942       5,002,853       4,999,984       4,999,984
Weighted average number of diluted shares
  outstanding ......................................      5,875,463       5,004,942       5,002,853       5,039,684       4,999,984

  Basic net income (loss) per share:
    Income (loss) before extraordinary item..           $       .62     $      (.24)    $    (19.07)    $       .51     $      (.48)
    Extraordinary item ......................                   .30               -             .08               -            (.99)
                                                        -----------     -----------     -----------     -----------     -----------
    Basic income (loss).......................          $       .92     $      (.24)    $    (18.99)    $       .51     $     (1.47)
                                                        ===========     ===========     ===========     ===========     ===========
  Diluted net income (loss) per share:
    Income (loss) before extraordinary item....         $       .62     $      (.24)    $    (19.07)    $       .51     $      (.48)
    Extraordinary item.........................                 .29               -             .08               -            (.99)
                                                        -----------     -----------     -----------     -----------     -----------
    Diluted income (loss)......................         $       .91     $      (.24)    $    (18.99)    $       .51     $     (1.47)
                                                        ===========     ===========     ===========     ===========     ===========
BALANCE SHEET DATA:
  Working capital..............................         $    37,421     $    28,673     $    34,082     $    46,725     $    41,323
  Total assets.................................             260,081         269,188         258,525         354,367         314,621
  Long-term debt...............................             140,289         168,000         163,746         162,505         160,315
  Obligations under capital leases.............              32,156          33,999          36,559          43,050          35,618
  Redeemable preferred stock....................                  -           1,875           1,826           1,779           1,734
  Common shareholders' (deficit) equity.........            (52,275)        (87,303)        (86,116)          8,876           6,322

OTHER DATA:
  Team members..................................              5,600           5,700           7,200           7,200           6,100
  Number of stores..............................                148             148             184             184             173
  Retail square feet (in millions)..............               4.41            4.35            5.22            5.09            4.68

(1)  Represents a 53-week year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (DOLLAR AMOUNTS IN THOUSANDS)


YEAR ENDED FEBRUARY 1, 1998 COMPARED TO YEAR ENDED FEBRUARY 2, 1997

     SALES - Total sales during the 52-week fiscal 1998 period increased by $23,828, or 3.8%, from the 53-week fiscal 1997 period. On a 52 to 52-week basis, total net sales increased by 5.2%. During fiscal 1998, sales in comparable stores increased by $24,135, or 4.0%.

     During fiscal 1998, the Company opened three new stores, of which one is located in a new market and two were relocations; the Company also closed one store (which will be replaced during fiscal 1999 by a new store in the same market), resulting in a net increase in selling area during the fiscal year of approximately 61,000 square feet to a total of approximately 4,408,000 square feet.

     The Company experienced sales increases in most merchandise categories during fiscal 1998. The most significant increases occurred in pharmacy prescriptions, housewares, toys, athletic shoes and team sports apparel. Other categories experiencing gains were stationery, sporting goods, appliances, paper and cleaning supplies and pets. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, mens' fashion apparel, jewelry and watches and juniors' apparel categories.

     GROSS PROFIT - Gross profit for the 52-week fiscal 1998 period increased by $7,845, or 5.1%, compared to the 53-week fiscal 1997 period. As a percentage of sales, gross profit improved to 24.6% from 24.3%. The Company's merchandise gross margin as a percentage of sales decreased to 27.6% in fiscal 1998 from 27.8% in fiscal 1997. The decrease in merchandise gross margin percent of sales was offset by substantial expense reductions in the warehouse and distribution areas made possible by operating efficiencies gained largely from a new warehouse management system implemented during fiscal 1997. During the prior fiscal year, the Company incurred higher than normal labor cost in the warehouse and distribution areas due to implementation issues related to the warehouse management system. Total warehouse and distribution costs amounted to 2.8% of sales compared to 3.3% last year.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $3,926, or 3.1%, to $129,031 in fiscal 1998 from $125,105 in fiscal 1997. As a percentage of sales, SG&A expense decreased to 19.6% from 19.8% last year. Most of the total net increase in SG&A expense for the year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation expenses. Store occupancy costs increased by $1,030, but remained at 3.9% as a percentage of net sales for both fiscal 1998 and 1997. Store payroll costs and controllable costs decreased by $391 and $163, respectively, during fiscal 1998 as compared to last year. As a percentage of net sales, store payroll costs and controllable costs decreased from 8.0% to 7.7% and 3.0% to 2.9% for the fiscal periods ended 1998 and 1997, respectively.

     INTEREST expense decreased by $163, or 0.5%, for fiscal 1998 compared to fiscal 1997. As described in Note B to the financial statements, the decrease in interest expense for fiscal 1998 was attributable to the payment of certain promissory notes of the Company with common stock in November 1997, thereby relieving the Company of the quarterly compounding interest obligation which had previously been paid-in-kind. That decrease was offset in part by an increase in interest expense of approximately $900 related to higher outstanding balances on the revolving line of credit resulting from higher investments in basic inventory during the year as well as the funding of certain of the Company's information systems initiatives.

     INCOME TAX PROVISION - The Company's loss carryforwards from store closing charges recorded in fiscal 1996 were utilized during fiscal 1998 to completely offset income taxes from normal operating activities of the Company and to reduce income taxes related to the Note repayment and preferred stock reclassification transactions which are described in Note B to the financial statements. The Company expects that operations in future periods will be taxed at a normal tax rate. No income tax benefit on losses for fiscal 1997 was recorded as the Company could not establish, as of fiscal year end 1997, with a reasonable degree of certainty, the potential utilization of loss carryforwards.

YEAR ENDED FEBRUARY 2, 1997 COMPARED TO YEAR ENDED JANUARY 28, 1996

     SALES - As discussed in Note Q to the financial statements, the Company closed forty stores at the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a planned decrease in total sales for fiscal 1997 of $103,126 or 14.0% compared to fiscal 1996 due primarily to the reduced number of stores. During fiscal 1997 the Company opened eight new prototype stores, of which six are located in new markets and two were relocations; the Company also closed two stores, resulting in a net increase in selling area during the fiscal year of approximately 216,000 square feet (not including changes relating to the forty stores closed as of fiscal year end
1996) to a total of 4,348,000 square feet. As of February 2, 1997, the Company's store base included 35 of the Company's most recent store prototype, which represented 28.7% of the Company's total selling square feet.

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

     GROSS PROFIT - Gross profit dollars were affected by the reduced number of stores in operation during fiscal 1997 as compared to fiscal 1996. The Company's merchandise gross profit as a percentage of sales improved to 27.8% in fiscal 1997 from 26.8% in fiscal 1996. However, this improvement was diluted by additional costs related to the implementation of the new warehouse inventory management system discussed above. Warehouse costs increased to $13,457 from $11,066 the previous year and increased as a percent of sales to 2.1% from 1.5% the previous year. Delivery costs decreased to $7,637 in fiscal 1997 from $8,845 the previous year and amounted to 1.2% of sales in both years. Accordingly, gross profit decreased by $23,598, or 13.3%, to $154,090 in fiscal 1997 from $177,688 in fiscal 1996 but, as a percentage of sales, increased to 24.3% in fiscal 1997 from 24.1% in fiscal 1996.

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

     INTEREST expense increased marginally by $255 or 0.9% for fiscal 1997 compared to fiscal 1996. The increase in interest expense for fiscal 1997 was attributable primarily to higher usage of the revolving line of credit and to the outstanding promissory notes of the Company which require quarterly compounding interest payments to be paid-in-kind. These increases were largely offset by decreased interest related to lower average outstanding capitalized lease obligations in fiscal 1997 compared to fiscal 1996.

     INCOME TAX PROVISION - No income tax benefit on losses for fiscal 1997 were recorded since the Company could not establish with a reasonable degree of certainty the potential utilization of certain tax loss carry forwards from prior year store closing charges. The effective tax rate in fiscal 1996 was 7.6% and was impacted by the non-deductible amortization and write-off of goodwill and the reserves recorded to offset the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters, while fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

     The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds provided by operating activities totaled $17,640 in fiscal 1998, and funds used by operating activities totaled $11,577 in fiscal 1997. Funds provided from operations totaled $4,967 in fiscal 1996. The positive change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of improved operating results, a net decrease in inventory and increases in operating and tax liabilities. The change in cash flow from operating activities from fiscal 1996 to fiscal 1997 was primarily the result of planned net increases in inventory and other operating assets and decreases in accounts payable and other operating liabilities. These decreases in cash flow were offset in part by changes in deferred income taxes.

     Effective March 17, 1997, the term of Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was .75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

     The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of Pamida to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-lease-back transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

     Obligations under the Agreement were $45,194 at February 1, 1998 and $57,115 at February 2, 1997. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $172,445 at February 1, 1998 and $201,999 at February 2, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At February 1, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

     On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements had been repaid, the quarterly interest payments on the promissory notes of the Company were to be paid-in-kind. As discussed in Note B to the financial statements, the Company repaid all of the promissory notes with common stock of the Company on November 18, 1997.

     As described in Note B to the financial statements, the Company reclassified all preferred stock into common stock effective November 18, 1997. Accordingly, the Company has no remaining obligations related to the preferred stock as of the end of fiscal 1998. Pamida paid the Company $315 in fiscal 1996 under a tax-sharing agreement to enable the Company to pay quarterly dividends to its preferred stockholders. During fiscal 1996, the Company received $967 from Pamida under a tax-sharing agreement as a reimbursement for certain tax benefits derived by Pamida. Such remittance, along with $18 from the exercise of certain stock options, was used by the Company to redeem Subordinated Promissory Notes as described in Note N to the financial statements, to repay intercompany balances totaling $29, and to pay quarterly dividends on preferred stock. Since the Company conducts no operations of its own, prior to the November 18, 1997 reclassification of the preferred stock, the only cash requirement of the Company related to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida was expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1997.

     The Company made capital expenditures of $6,654 in fiscal 1998 compared to $4,947 during fiscal 1997. The Company also made expenditures of $3,848 and $3,680 in fiscal 1998 and 1997, respectively, related to information systems software. The Company plans to open eight new stores in fiscal 1999 and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $13,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

     The 1997 changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements and working capital. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

YEAR 2000 COMPLIANCE

     The Company has developed a comprehensive plan to mitigate the Company's exposure to potential problems with its systems' ability to properly process data beyond the calendar year 1999, which is commonly referred to as Year 2000 compliance. The Company has completed implementation of several new systems and is at various stages of implementation of others which replace legacy systems. The Company plans to complete installation of current releases or upgrades for all of these systems no later than July, 1999 to help ensure that these systems will be Year 2000 compliant. All of these systems have substantially improved functionality over the Company's legacy systems which they replace and will, therefore, be capitalized. Failure to implement such releases or upgrades, or the failure of the vendors of the aforementioned software to have eliminated the potential Year 2000 issues within the software, could materially and adversely affect the Company's operations and financial results. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is being charged to expense as incurred and is not expected to be material.

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

FORWARD-LOOKING STATEMENTS

     This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance, Year 2000 compliance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                          INDEPENDENT AUDITORS' REPORT



INDEPENDENT AUDITORS' REPORT

Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



     We have audited the accompanying consolidated balance sheets of Pamida Holdings Corporation and subsidiary as of February 1, 1998 and February 2, 1997, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, common stockholders' equity and cash flows of Pamida Holdings Corporation and subsidiary for the year ended January 28, 1996, were audited by other auditors, whose report, dated March 26, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

     In our opinion, such 1998 and 1997 financial statements present fairly, in all material respects, the financial position of Pamida Holdings Corporation and subsidiary as of February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 5, 1998


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska

We have audited the accompanying consolidated statements of operations, common stockholders' equity and cash flows of Pamida Holdings Corporation and Subsidiary for the year ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pamida Holdings Corporation and Subsidiary for the year ended January 28, 1996, in conformity with generally accepted accounting principles.

As discussed in Note P to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of."


/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)


                                                                            Fiscal Year Ended
                                                                   -------------------------------------
                                                                   February 1,  February 2,  January 28,
                                                                     1998         1997         1996
                                                                   (52 Weeks)   (53 Weeks)   (52 Weeks)
                                                                   ---------    ---------    ---------
Sales ..........................................................   $ 657,017    $ 633,189    $ 736,315
Cost of goods sold .............................................     495,082      479,099      558,627
                                                                   ---------    ---------    ---------
Gross profit ...................................................     161,935      154,090      177,688
                                                                   ---------    ---------    ---------
Expenses:
    Selling, general and administrative ........................     129,031      125,105      151,096
    Interest ...................................................      29,618       29,781       29,526
    Long-lived asset write-off .................................           -            -       78,551
    Store closing costs ........................................           -            -       21,397
                                                                   ---------    ---------    ---------
                                                                     158,649      154,886      280,570
                                                                   ---------    ---------    ---------
Income (loss) before provision for income
    taxes and extraordinary item ...............................       3,286         (796)    (102,882)
Income tax benefit .............................................           -            -       (7,863)
                                                                   ---------    ---------    ---------
Income (loss) before extraordinary item ........................       3,286         (796)     (95,019)
Extraordinary item .............................................       1,735            -          371
                                                                   ---------    ---------    ---------
Net income (loss) ..............................................       5,021         (796)     (94,648)
Effect of preferred stock reclassification .....................         756            -            -
Less provision for preferred dividends and discount amortization        (407)        (391)        (362)
                                                                   ---------    ---------    ---------
Net income (loss) available for common shares ..................   $   5,370    $  (1,187)   $ (95,010)
                                                                   =========    =========    =========

Basic income (loss) per share:
    Income (loss) before extraordinary item.....................   $     .62    $    (.24)   $   19.07)
    Extraordinary item..........................................         .30            -          .08
                                                                   ---------    ---------    ---------
    Basic income (loss).........................................   $     .92    $    (.24)   $  (18.99)
                                                                   =========    =========    =========

Diluted income (loss) per share:
    Income (loss) before extraordinary item.....................   $     .62    $    (.24)   $  (19.07)
    Extraordinary item..........................................         .29            -          .08
                                                                   ---------    ---------    ----------
    Diluted income (loss).......................................   $     .91    $    (.24)   $  (18.99)
                                                                   =========    =========    =========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)
                                                                                           February 1,      February 2,
                                        ASSETS                                                1998             1997
                                                                                           -----------      -----------
Current assets:
    Cash................................................................................   $     6,816     $     6,973
    Accounts receivable, less allowance for doubtful accounts of $50 in both years......         8,384           6,919
    Merchandise inventories.............................................................       152,927         157,490
    Prepaid expenses....................................................................         2,838           2,993
    Property held for sale..............................................................             -           1,748
                                                                                           -----------     -----------
       Total current assets.............................................................       170,965         176,123
Property, buildings and equipment, net..................................................        40,812          42,403
Leased property under capital leases, less accumulated
    amortization of $15,387 and $14,604, respectively...................................        25,181          27,713
Deferred financing costs................................................................         2,755           3,176
Other assets............................................................................        20,368          19,773
                                                                                           -----------     -----------
                                                                                           $   260,081     $   269,188
                                                                                           ===========     ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable....................................................................   $    47,687     $    54,245
    Loan and security agreement.........................................................        45,194          57,115
    Accrued compensation................................................................         5,768           3,860
    Accrued interest....................................................................         6,668           7,668
    Store closing reserve...............................................................         1,564           4,521
    Other accrued expenses..............................................................        12,227          10,112
    Income taxes - deferred and current payable.........................................        12,546           8,101
    Current maturities of long-term debt................................................            47              47
    Current obligations under capital leases............................................         1,843           1,781
                                                                                           -----------     -----------
       Total current liabilities........................................................       133,544         147,450
Long-term debt, less current maturities.................................................       140,289         168,000
Obligations under capital leases, less current obligations..............................        32,156          33,999
Reserve for dividends...................................................................             -             342
Other long-term liabilities.............................................................         6,367           4,825
Commitments and contingencies (Note O)..................................................             -               -
Preferred stock subject to mandatory redemption:
    16-1/4% senior cumulative preferred stock, $1 par value;
       514 shares authorized; 0 and 514 shares issued and outstanding...................             -             514
    14-1/4% junior cumulative preferred stock, $1 par value;
       1,627 and 6,986 shares authorized; 0 and 1,627 shares issued and outstanding;
       redemption amount of $0 and $1,627, less unamortized discount....................             -           1,361
Common stockholders' equity:
    Common stock, $.01 par value; 25,000,000 and 10,000,000 shares authorized; 5,970,439
       and 5,004,942 shares issued and outstanding......................................            60              50
    Nonvoting common stock, $.01 par value; 4,000,000 and 2,000,000 shares authorized;
       3,050,473 and 0 shares issued and outstanding....................................            30               -
    Additional paid-in capital..........................................................        30,586             968
    Accumulated deficit.................................................................       (82,951)        (88,321)
                                                                                           -----------     -----------
       Total common stockholders' deficit...............................................       (52,275)        (87,303)
                                                                                           -----------     -----------
                                                                                           $   260,081     $   269,188
                                                                                           ===========     ===========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                                                                                     Retained
                                                                        Nonvoting     Additional     Earnings
                                                            Common       Common        Paid-in     (Accumulated
                                                            Stock        Stock         Capital       Deficit)
                                                          ---------     ---------     ---------     ---------
Balance at January 29, 1995.............................  $      50     $       -     $     950     $   7,876

  Net loss..............................................          -             -             -       (94,648)
  Amortization of discount on 14-1/4%
     junior cumulative preferred........................          -             -             -           (47)
  Cash dividends to preferred stockholders..............          -             -             -          (315)
  Stock sold under incentive stock option plan..........          -             -            18             -
                                                          ---------     ---------     ---------     ---------
Balance at January 28, 1996.............................         50             -           968       (87,134)

  Net loss..............................................          -             -             -          (796)
  Amortization of discount on 14-1/4%
     junior cumulative preferred........................          -             -             -           (49)
  Accrued dividends for preferred stockholders                    -             -                        (342)
                                                          ---------     ---------     ---------     ---------
Balance at February 2, 1997.............................         50             -           968       (88,321)

  Net income............................................          -             -             _         5,021
  Amortization of discount on 14-1/4%
        junior cumulative preferred.....................          -             -             -           (38)
  Accrued dividends for preferred stockholders..........          -             -             -          (369)
  Reclassification of preferred stock into common stock.          3             -         1,811           756
  Payment of notes with common stock....................          7            30        20,236             -
  Gain on payment of notes held by Venture (net of tax).          -             -         7,571             -
                                                          ---------     ---------     ---------     ---------
Balance at February 1, 1998.............................  $      60     $      30     $  30,586     $ (82,951)
                                                          =========     =========     =========     =========

    See notes to consolidated financial statements.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                Fiscal Year Ended
                                                                    -------------------------------------------
                                                                    February 1,     February 2,     January 28,
                                                                       1998            1997            1996
                                                                    (52 Weeks)      (53 Weeks)      (52 Weeks)
                                                                    -----------     -----------     -----------
Cash flows from operating activities:
  Net income (loss)                                                 $     5,021     $      (796)    $   (94,648)
                                                                    -----------     -----------     -----------
    Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization...............................       12,593          11,658          15,345
      Provision (credit) for LIFO inventory valuation.............          606             874            (585)
      Provision (credit) for deferred income taxes................       (3,297)          3,305          (6,647)
      Noncash interest expense....................................        3,974           4,473           3,910
      Gain on disposal of assets..................................         (150)            (56)           (982)
      Deferred retirement benefits................................         (142)           (125)             13
      Extraordinary item..........................................       (1,735)              -            (371)
      Long-lived assets write-off.................................            -               -          78,551
      Store closing costs.........................................       (3,457)         (3,726)         21,397
      Decrease (increase) in merchandise inventories..............        3,957          (7,527)          4,532
      Increase in other operating assets..........................       (4,730)         (5,622)         (3,847)
      Decrease in accounts payable................................       (6,558)         (8,842)         (6,749)
      Increase (decrease) in income taxes payable.................        3,537          (3,250)         (4,607)
      Increase (decrease) in other operating liabilities..........        8,021          (1,943)           (345)
                                                                    -----------     -----------     -----------
    Total adjustments.............................................       12,619         (10,781)         99,615
                                                                    -----------     -----------     -----------
    Net cash from operating activities............................       17,640         (11,577)          4,967
                                                                    -----------     -----------     -----------
Cash flows from investing activities:
  Capital expenditures............................................       (6,654)         (4,947)         (9,265)
  Proceeds from disposal of assets................................        1,701             917           1,163
  Principal payments received on notes receivable.................           18              16              15
  Assets acquired for sale........................................            -            (391)              -
  Changes in constructed stores to be refinanced through lease
     financing....................................................        1,790          (5,845)         (4,412)
                                                                    -----------     -----------     -----------
    Net cash from investing activities............................       (3,145)        (10,250)        (12,499)
                                                                    -----------     -----------     -----------
Cash flows from financing activities:
  Borrowings (payments) under loan and security agreement, net....      (11,921)         25,527          10,986
  Principal payments on other long-term debt......................          (75)         (1,335)           (193)
  Dividends paid on preferred stock...............................            -               -            (315)
  Principal payments on promissory notes..........................            -               -            (641)
  Payments for deferred finance costs.............................         (225)            (54)            (13)
  Principal payments on capital lease obligations.................       (1,781)         (2,636)         (2,071)
  Fees related to payment of debt and reclasification
    of preferred stock............................................         (650)              -                         -
  Proceeds from sale of stock.....................................            -               -              18
                                                                    -----------     -----------     -----------
    Net cash from financing activities............................      (14,652)         21,502           7,771
                                                                    -----------     -----------     -----------
  Net (decrease) increase in cash.................................         (157)           (325)            239
  Cash at beginning of year.......................................        6,973           7,298           7,059
                                                                    -----------     -----------     -----------
  Cash at end of year.............................................  $     6,816     $     6,973     $     7,298
                                                                    ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest......................................................  $    25,834      $   24,804     $    25,691
    Income taxes:
      Payments to taxing authorities..............................          112             386           3,622
      Refunds received from taxing authorities....................       (3,952)           (442)           (231)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Capital lease obligations incurred when the Company entered
     into lease agreements for new store facilities and equipment.  $         -     $        11     $       620
  Capital lease obligations terminated............................            -               -             154
  Amortization of discount on junior cumulative preferred stock
     recorded as a direct charge to retained earnings.............           38              49              47
  Payment of interest in kind by increasing the
     principal amount of the notes................................        3,561           4,141           3,702
  Provision for dividends payable.................................          369             342               -
  Common stock issued in payment of notes
     and reclassification of preferred stock......................        8,690               -               -
  Nonvoting common stock issued in payment of notes...............       27,454               -               -
  Notes paid with, and preferred stock reclassified into,
     common stock.................................................      (36,144)              -               -

See notes to consolidated financial statements.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)

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

     LINE OF BUSINESS - Through Pamida, the Company is engaged in the operation of general merchandise retail stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to Pamida. Pamida Transportation Company operated as a contract carrier for Pamida until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Because of the similarity in nature of the Company's businesses, the Company considers itself to be a single business segment.

     REVENUE RECOGNITION - Pamida operates its stores on a self-service, primarily cash-and-carry basis. Because of the insignificance of sales returns, revenue is recognized at the point-of-sale without allowance for returns.

     CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at February 1, 1998 and February 2, 1997.

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

     LONG-LIVED ASSETS - When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including associated goodwill, using estimates of future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

     DEFERRED FINANCING COSTS AND ORIGINAL ISSUE DEBT DISCOUNT - Deferred financing costs are being amortized using the straight-line method over the terms of the issues which approximates the effective interest method. Original issue debt discount is being amortized using the effective interest method over the terms of the issues.

     ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $10,468, $11,653 and $16,381 for fiscal years 1998, 1997 and 1996, respectively.

     PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25).

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. All prior period income per share data has been restated in accordance with SFAS 128.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for the Company's fiscal 1999 financial statements. SFAS 131, also effective in fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company currently complies with most provisions of the statements and any incremental disclosure required is expected to be minimal.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B.  EXCHANGE  OF  DEBT  AND   PREFERRED   STOCK  FOR  COMMON  STOCK  AND RELATED
    EXTRAORDINARY ITEM

     On November 14, 1997, the stockholders of the Company approved various proposals necessary to effect the payment of all of the Company's outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (collectively, the "Notes") with common stock and to change and reclassify all of the Company's outstanding preferred stock into common stock.

     In connection with these transactions, which became effective on November 18, 1997, the Company issued 965,497 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock. The Nonvoting Common Stock was issued only to 399 Venture Partners, Inc. ("Venture"), an affiliate of Citicorp, and is convertible into Common Stock on a share-for-share basis upon certain conditions. Common Stock was issued to all other holders of Notes and to all holders of Preferred Stock.

     The aggregate redemption value of the Preferred Stock at the effective date of the transactions was $2,968, comprised of $1,000 per share stated liquidation value plus accrued dividends. The aggregate principal amount and accrued interest on the Notes at the effective date of the transactions was $33,175. Based upon a value of $9 per share for purposes of the transactions, (i) 329,815 shares of Common Stock were issued to the holders of Preferred Stock resulting in a net gain to the Company of $756, credited directly to retained earnings,
(ii) 635,682 shares of Common Stock were issued to Note holders other than Venture resulting in a net gain to the Company of $1,735, reflected as an extraordinary item in the consolidated statement of operations, and (iii) 3,050,473 shares of Nonvoting Common Stock were issued to Venture resulting in a net gain to the Company of $7,571, credited directly to paid-in capital. These net gains represent the excess of the value of the Common Stock for purposes of the transactions over the value of the stock as determined by the closing market price of the Common Stock as of the transaction date, net of applicable transaction costs, unamortized discounts, and income taxes.

C.  NET INCOME PER COMMON SHARE

     The following table provides a reconciliation between basic and diluted income per share (income and shares in thousands):

                                               1998                          1997                             1996
                                 ---------------------------     ---------------------------     ---------------------------
                                                   Per-Share                       Per-Share                       Per-Share
                                 Income   Shares    Amount       Income   Shares    Amount       Income   Shares     Amount
                                 ---------------------------     ---------------------------     ---------------------------
Income (loss) before
  extraordinary item             $3,286                          $ (796)                         $(95,019)
Less provision for
  preferred dividends and
  discount amortization            (407)                           (391)                             (362)
Effect of preferred stock
  reclassification                  756                               -                                -
                                 ------                          ------                          --------
Basic income (loss)  per share
  before extraordinary item       3,635   5,843    $     .62     (1,187)  5,005    $   (. 24)     (95,381)  5,003  $  (19.07)

Effect of dilutive stock options      -      32                       -       -                         -       -
                                 ---------------------------     ---------------------------     ---------------------------

Diluted income (loss)  per share
  before extraordinary item      $3,635   5,875    $     .62     $(1,187) 5,005    $    (.24)    $(95,381)  5,003  $  (19.07)
                                 ===========================     ===========================     ============================

D.   MERCHANDISE INVENTORIES

     Total inventories would have been higher at February 1, 1998 and February 2, 1997 by $7,180 and $6,574, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income (loss) before extraordinary item would have been $3,892, $78 and $(95,604), respectively, for fiscal years 1998, 1997, and 1996. During fiscal years 1998, 1997, and 1996, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $263, $116, and $125, respectively.

E.   PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment consists of:

                                                        Feb. 1,       Feb. 2,
                                                         1998          1997
                                                       ---------     ---------
     Land and land improvements.....................   $   4,030     $   4,013
     Buildings and building improvements............      22,183        22,076
     Store, warehouse and office equipment..........      59,842        59,668
     Vehicles and aircraft equipment................       1,551         1,513
     Leasehold improvements.........................      16,944        16,497
                                                       ---------     ---------
                                                         104,550       103,767
     Less accumulated depreciation and amortization.      63,738        61,364
                                                       ---------     ---------
                                                       $  40,812     $  42,403
                                                       =========     =========

F.   OTHER ASSETS

     Other assets consist of:
                                                        Feb. 1,       Feb. 2,
                                                         1998          1997
                                                       ---------     ---------
     Constructed stores to be refinanced through
       lease financing..............................   $   7,969     $  10,257
     Unamortized software costs, net................      10,435         7,541
     Other..........................................       1,964         1,975
                                                       ---------     ---------
                                                       $  20,368     $  19,773
                                                       =========     =========

     The Company contracted for the construction of two and five store locations during the periods ended January 28, 1996 and February 2, 1997, respectively. The construction costs capitalized are recorded as other long-term assets during the period of construction and for the period following completion of construction to the date of sale of such stores through a lease financing arrangement. The construction costs for five stores remain in Other Assets at February 1, 1998. The cost of construction has been financed through the Company's working capital and cash flow from operations. The Company expects to obtain lease financing under favorable terms for each of the constructed stores in the near future.

G.  FINANCING AGREEMENTS

     Effective March 17, 1997, the term of Pamida's committed Loan and Security Agreement (the Agreement) was extended to March 2000, and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow under the Agreement are determined by a formula based upon the amount of Pamida's eligible inventory from time to time.

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

     The maximum amount of borrowings under the Agreement during fiscal 1998 and 1997 was $66,461 and $69,256, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1998 and 1997 were $52,869 and $43,002, respectively; and the weighted average interest rates were 9.8% and 10.0%, respectively.

     Long-term debt consists of:
                                                              Feb. 1,    Feb. 2,
                                                               1998       1997
                                                             --------   --------
     Senior Subordinated Notes, 11.75%, due March 2003 .. $140,000 $140,000 Industrial development bond, 5.5%, due in monthly
       installments through 2005.........................         336        411
     Senior promissory notes, 15.5%, interest paid
       in kind quarterly.................................           -      4,926
     Subordinated promissory notes,  16%, interest paid
       in kind quarterly.................................           -     13,454
     Junior subordinated promissory notes, 16.25%, net of
       unamortized discount of $0 and $878, interest paid
       in kind quarterly.................................           -      9,256
                                                             --------   --------
                                                              140,336    168,047
     Less current maturities.............................          47         47
                                                             --------   --------
                                                             $140,289   $168,000
                                                             ========   ========

     As of February 1, 1998, the fair value of long-term debt was $144,489 compared to its recorded value of $140,289. The fair value of long-term debt was estimated based on quoted market values for the notes. The aggregate maturities of long-term debt totals $47 in each of the next five fiscal years.

     The Senior Subordinated Notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

     The senior, subordinated and junior subordinated promissory notes of the Company were amended to provide that, until the obligations of the Company and Pamida under certain loan agreements had been paid in full, the quarterly interest payments on the notes were to be paid-in-kind by increasing the principal amount of each note on the applicable quarterly payment date by the amount of accrued interest then being paid-in-kind. Interest on the notes paid-in-kind accrued at a rate which, in each case, was two percentage points higher than the applicable cash interest rate. See Note B describing the transaction effecting the payment of these notes with shares of common stock of the Company which was effective November 18, 1997.

H.   INCOME TAXES

     Components of the income tax provision (benefit) from continuing operations are as follows:

                                                           Year Ended
                                                   ----------------------------
                                                   Feb. 1,   Feb. 2,   Jan. 28,
                                                    1998      1997       1996
                                                   -------   -------   -------
Current:
  Federal.....................................     $   491   $(3,155)  $  (993)
  State.......................................         311      (150)     (223)
                                                   -------   -------   -------
                                                       802    (3,305)   (1,216)
                                                   -------   -------   -------
Deferred:
  Federal.....................................      (1,616)    3,189    (5,865)
  State.......................................        (330)      116      (782)
Utilization of tax benefit carryforward.......       2,718         -         -
Change in beginning of year
  valuation allowance.........................      (1,574)        -         -
                                                   -------   -------   -------
                                                      (802)    3,305    (6,647)
                                                   -------   -------   -------
Total benefit from continuing operations......     $     -   $     -   $(7,863)
                                                   =======   =======   =======

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                           Year Ended
                                                   ----------------------------
                                                   Feb. 1,   Feb. 2,   Jan. 28,
                                                    1998      1997      1996
                                                   -------   -------   -------
Statutory rate................................        34.0%    (34.0)%   (34.0)%
State income tax effect.......................         4.6      (2.8)%    (1.3)%
Amortization of the excess of cost over
  net assets acquired.........................           -         -      23.9
Valuation allowance...........................       (40.9)     25.1       3.6
Accretion of discount on junior
  subordinated debt...........................         1.3       6.8       0.1
Other.........................................         1.0       4.9       0.1
                                                   -------   -------   -------
                                                         -         -      (7.6)%
                                                   =======   =======   =======

     In fiscal 1998, income tax expense allocated to the extraordinary item was $379 and income tax expense charged directly to stockholders' equity was $1,821. These amounts are net of a change in the beginning of year valuation allowance of $2,495.

     Significant temporary differences between reported and taxable income that give rise to deferred tax assets and liabilities were as follows:

                                                   Feb. 1,   Feb. 2,
                                                    1998      1997
                                                   -------   -------
Net current deferred tax liabilities:
  Inventories.................................     $13,910   $15,302
  Prepaid insurance...........................         172       210
  Other.......................................         423       412
  Post employment health costs................        (135)     (189)
  Accrued expenses............................      (2,192)     (941)
  Store closing costs.........................      (1,246)   (2,570)
                                                   -------   -------
    Net current deferred tax liabilities......      10,932    12,224
                                                   -------   -------

Net long-term deferred tax liabilities:
  Property, buildings and equipment...........       2,096     2,862
  Other.......................................       1,836     1,436
  Valuation allowance.........................           -     4,069
  Capital leases..............................      (3,377)   (3,089)
  Tax benefit carryforward....................        (800)   (3,518)
                                                   -------   -------
Net long-term deferred tax (asset) liabilities        (245)    1,760
                                                   -------   -------
Net total deferred tax liabilities............     $10,687   $13,984
                                                   =======   =======

     Net long-term deferred tax (asset) liabilities are classified with other assets or other long-term liabilities in the consolidated balance sheets of the Company. As of February 1, 1998 the Company had alternative minimum tax credit carryforwards totaling $800, which do not expire.

I.  LEASES

     The majority of store facilities are leased under noncancelable leases. Substantially all of the leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years.

     At February 1, 1998 the future minimum lease payments under capital and operating leases with rental terms of more than one year amounted to:


     Fiscal Year Ending                             Capital   Operating
                                                    Leases     Leases
                                                   --------   --------
     1999.......................................   $  5,659   $ 10,996
     2000.......................................      5,442      8,867
     2001.......................................      5,352      7,554
     2002.......................................      5,267      6,788
     2003.......................................      5,255      6,076
     Later years................................     36,129     61,356
                                                   --------   --------
     Total minimum obligations..................     63,104   $101,637
                                                   --------   ========
     Less amount representing interest..........     29,105
                                                   --------
     Present value of net minimum lease payments     33,999
     Less current portion.......................      1,843
                                                   --------
     Long-term obligations......................   $ 32,156
                                                   ========

     The minimum rentals under operating leases have not been reduced by minimum sublease rentals of $157 due in the future under noncancelable subleases.

     Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                                           Year Ended
                                                   ---------------------------
                                                   Feb. 1,   Feb. 2,   Jan. 28,
                                                    1998      1997       1996
                                                   -------   -------   -------
     Minimum rentals............................   $11,669   $10,938   $11,715
     Contingent rentals.........................       272       258       399
     Less sublease rental income................      (705)     (735)     (852)
                                                   -------   -------   -------
                                                   $11,236   $10,461   $11,262
                                                   =======   =======   =======

J. SAVINGS AND OTHER POSTEMPLOYMENT BENEFITS PLANS

     Pamida has adopted a 401(k) plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. Pamida has currently elected to match 50% of the participant's contribution up to 5% of compensation. Pamida's savings plan contribution expenses for fiscal years 1998, 1997 and 1996, were $765, 770, and $749, respectively.

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

     The components of periodic expense for postretirement benefits in fiscal 1998, 1997 and 1996 were as follows:

                                                      Feb. 1,  Feb. 2,  Jan. 28,
                                                       1998     1997     1996
                                                      ------   ------   ------
     Annual postretirement benefit expense:
       Interest cost...............................   $   11   $   16   $   32
       Amortization of unrecognized net obligations      (73)     (44)      (6)
                                                      ------   ------   ------
     Annual postretirement benefit (income) expense   $  (62)  $  (28)  $   26
                                                      ======   ======   ======

     The accumulated postretirement benefit obligation consists of:

                                                      Feb. 1,  Feb. 2,
                                                       1998     1997
                                                      ------   ------
     Accumulated postretirement
       benefit obligation..........................   $  163   $  194
     Unrecognized gain.............................      189      299
                                                      ------   ------
     Accrued expense...............................   $  352   $  493
                                                      ======   ======

     A 5% increase in the cost of covered health care benefits was assumed for both fiscal 1998 and 1997. The rate of 5% is assumed to remain level after fiscal 1998. Assuming a 1% increase in the health care trend rate, the annual postretirement benefit expense would remain the same for both fiscal 1998 and 1997, and the unfunded accumulated postretirement benefit obligation would increase by $2 and $4 for fiscal 1998 and 1997, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for both fiscal 1998 and 1997.

K. PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     See Note B describing the change and reclassification of all preferred stock into common stock of the Company, effective November 18, 1997. Prior to the reclassification, the Company was obligated to redeem all outstanding shares of senior cumulative and junior cumulative preferred stock on December 31, 2001, at a price not to exceed the liquidation value which was $1,000 per share plus any accrued dividends. Subject to certain loan restrictions, the Company could, at any time, have redeemed all or any portion of the preferred stock outstanding at a price of $1,000 per share plus any accrued dividends.

     Each share of senior cumulative and junior cumulative preferred stock entitled its holder to receive a quarterly dividend of 16.25% and 14.25% per annum, respectively, of the liquidation value from the date of issuance until redeemed. Both series of preferred stock were nonvoting, and any unpaid dividends were added to the liquidation value until paid.

     The General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1998 or 1997 and could pay cash dividends in ensuing years only to the extent that the Company and Pamida satisfied the applicable statutory standards which included the Company's having a net worth equal to at least the aggregate par value of the preferred stock which amounted to $2. A provision for preferred stock dividends has been recorded in the fiscal 1998 and 1997 financial statements. The cumulative dividend rate on the preferred stock increased by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends were not paid currently on a cumulative basis. As a result of the reclassification of the preferred stock into common stock, the Company's obligation for further preferred stock dividend payments or accrual has been eliminated.

     The difference between the fair value of the junior cumulative preferred stock at issuance and the mandatory redemption value was recorded through periodic accretions, using the effective interest method with a related charge to retained earnings.

L. STOCK OPTIONS

     On November  24, 1992,  the Board of  Directors of the Company  adopted the
Pamida Holdings Corporation 1992 Stock Option Plan (the "Plan"), which was approved by the Company's stockholders in May 1993. The Plan, administered by a Committee of the Board of Directors, provides for the granting of options to key employees of the Company and its subsidiaries to purchase up to an aggregate of 350,000 shares of Common Stock of the Company. Options granted under the Plan may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options. Options granted under the Plan will be exercisable during the period fixed by the Committee for each option; however, in general, no option will be exercisable earlier than one year after the date of its grant, and no incentive stock option will be exercisable more than ten years after the date of its grant. The option exercise price must be at least 100% of the fair market value of the Common Stock on the date of the option grant. No compensation expense related to stock options was recorded during fiscal 1998, 1997 or 1996.

     On March 5, 1998, the Board of Directors of the Company adopted the Pamida Holdings Corporation 1998 Stock Incentive Plan (the "1998 Plan") which will require approval by the stockholders to become effective. The 1998 Plan authorizes 500,000 shares of Common Stock for option grants or other awards to eligible officers and other key employees of the Corporation. No grants or other awards have been made under the 1998 Plan.

     The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), which utilizes the intrinsic value method.

     A summary of the Company's stock-based compensation activity related to stock options for the last three fiscal years is as follows:

                                      Feb. 1, 1998           Feb. 2, 1997           Jan. 28, 1996
                                   ------------------     ------------------     ------------------
                                             Weighted               Weighted               Weighted
                                             Average                Average                Average
                                             Exercise               Exercise               Exercise
                                   Number     Price       Number     Price       Number     Price
                                   -------   --------     -------   --------     -------   --------
Outstanding - beginning of year    302,816   $   4.39     296,546   $   5.05     227,545   $   4.33

Granted                             40,700       3.06      86,800       2.37     122,205       6.80

Expired/terminated                  21,083       4.93      80,530       4.66      48,246       6.22

Exercised                                -          -           -          -       4,958       3.63
                                   -------   --------     -------   --------     -------   --------
Outstanding - end of year          322,433   $   4.19     302,816   $   4.39     296,546   $   5.05
                                   =======   ========     =======   ========     =======   ========

     There were 161,093, 123,616 and 85,474 options exercisable at February 1, 1998, February 2, 1997 and January 28, 1996, respectively.

     The following table summarizes information about stock options outstanding as of February 1, 1998:

                    Options Outstanding                    Options Exercisable
-------------------------------------------------------   ----------------------
                                  Weighted
                                  Average      Weighted                 Weighted
                                 Remaining     Average                  Average
   Range of         Number      Contractual    Exercise     Number      Exercise
Exercise Prices   Outstanding      Life          Price    Exercisable     Price
---------------   -----------   ------------   --------   -----------   --------
$  1.94 - $2.78        77,300      8.5 Years   $   2.36        15,460   $   2.36
   3.06                39,200      9.1 Years       3.06             -       0.00
   3.63 -  5.75       167,933      6.2 Years       4.61       130,433       4.37
   7.19                38,000      7.1 Years       7.19        15,200       7.19
---------------   -----------   ------------   --------   -----------   --------
$  1.94 - $7.19       322,433      7.2 Years   $   4.19       161,093   $   4.45
===============   ===========   ============   ========   ===========   =======-

     If compensation cost for the Company's Plan had been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  Feb. 1,   Feb. 2,    Jan. 28,
                                                   1998      1997        1996
                                                  ------    -------    --------
Net income (loss)                 As reported     $5,370    $(1,187)   $(95,010)
                                  Pro forma        5,326     (1,235)    (95,046)

Basic income (loss) per share     As reported        .92       (.24)     (18.99)
                                  Pro forma          .91       (.25)     (19.00)

Diluted income (loss) per share   As reported        .91       (.24)     (18.99)
                                  Pro forma          .91       (.25)     (19.00)


     The weighted average fair value of options granted during the year was $1.43, $0.70 and $2.86 per option for fiscal 1998, 1997 and 1996, respectively. The fair value of options granted under the Plan was estimated at the date of grant using a binomial options pricing model with the following assumptions:

                                              Feb. 1,    Feb. 2,     Jan. 28,
                                               1998       1997        1996
                                              ------     ------      -------
Risk-free interest rate                         6.5%       6.0%        7.0%
Dividend yield                                  0.0%       0.0%        0.0%
Expected volatility                             8.4%       8.1%        8.1 %
Expected life (years)                           6.0 years  6.6 years   6.7 years

M.  CAPITAL STOCK

     As described in Note B, the Company issued an additional 965,497 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock during fiscal 1998. Accordingly, the Company had 5,970,439 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock outstanding at February 1, 1998. The Nonvoting Common Stock is held entirely by 399 Venture Partners, Inc. which is also the Company's largest holder of Common Stock. The Nonvoting Common Stock is convertible into Common Stock on a share-for-share basis upon certain conditions. The Company had 5,004,942 shares of Common Stock and no shares of Nonvoting Common Stock outstanding at February 2, 1997.

N. EXTRAORDINARY ITEMS

     As described in Note B, on November 18, 1997 the Company issued 635,682 shares of common stock to certain holders of Notes which resulted in an extraordinary gain. On July 31, 1995, the Company made an offer to purchase for cash 39.5% of the aggregate outstanding principal amount of 14% Subordinated Promissory Notes (Notes) of Pamida Holdings Corporation. The offered purchase price was 50% of the principal amount to be purchased. In the third quarter of fiscal 1996, the Company redeemed Notes tendered in the aggregate principal amount of $1,281 and made cash payments of $641, resulting in an after-tax gain of $371.

O.  COMMITMENTS AND CONTINGENCIES

     Pamida has employment agreements with three key executive officers which expire in 2000 and 2001. In addition to a base salary, the agreements provide for a bonus to be paid if certain Company performance goals are achieved. Also, in March 1997, the Board of Directors approved a long-term incentive compensation program in order to enhance retention of certain key members of management. Payout under such program is tied to continued employment and future Company common stock price appreciation.

     During fiscal 1996, the Company received $967 from Pamida as a reimbursement for certain tax benefits derived by Pamida. Such remittance, along with $18 from the exercise of certain stock options, was used by the Company to redeem Subordinated Promissory Notes as described in Note N, to repay to Pamida intercompany balances totaling $29, and to pay quarterly dividends on preferred stock totaling $315.

     On February 1, 1998, the Company had standby letters of credit outstanding totaling $2,379 related to the Company's self-insured retention of worker's compensation liabilities and future rental payments on a warehouse. Additional letters of credit outstanding totaling $5,017 were committed for purchases of merchandise inventory.

P. IMPAIRMENT OF LONG-LIVED ASSETS RECORDED IN FISCAL 1996

     During fiscal 1996, weak trends in the retail industry combined with increasing competition lowered the operating results of the Company. Therefore, during the fourth quarter of fiscal 1996, management reviewed its expectations for near- and long-term performance of the Company and revised its income projections to reflect developing and projected trends, primarily in comparable-store-sales growth, gross margins, operating expenses and interest expenses. Consequently, the recoverability of the Company's long-lived assets was also reassessed.

     In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS 121). This financial accounting standard requires the Company to perform an analysis of the recoverability of the net book value of long-lived assets. The Company analyzed cash flows on an individual store basis to assess recoverability of store level long-lived assets including allocated goodwill.

     As a result of this analysis, impairment was indicated at certain stores, and a noncash pre-tax charge was recorded as illustrated in the table below. The impairment losses were based on fair value which was determined through discounted cash flows for the particular stores utilizing a rate commensurate with the associated risks. The effect of this accounting change was to increase the net loss for the year by $24,693, or $4.94 per basic and diluted share.

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

     Pre-Tax Components of Long-Lived Asset Write-Off As Reflected in the Statement of Operations for the year ended January 28, 1996:

                                            SFAS        APB
                                             121        17        Total
                                           -------    -------    -------
      Goodwill..........................   $20,607    $49,406    $70,013
     Favorable leasehold interests.....      4,245      1,917      6,162
     Property, buildings and equipment.      2,376          -      2,376
                                           -------    -------    -------
     Total.............................    $27,228    $51,323    $78,551
                                           =======    =======    =======

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

Q.  STORE CLOSINGS IN FISCAL 1996

     As discussed in Note P above, the Company's operating performance during fiscal 1996 was below plan. Management's analysis of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a charge was recorded at January 28, 1996 as indicated below to cover the costs necessary to close these stores. The Company received positive net cash flow from closing the stores due to cash generated from the disposition of related inventories. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts utilized in arriving at the income statement effect.

     Pre-Tax Components of fiscal 1996 Store Closing Costs:
                                                           Income
                                                          Statement
                                                           Effect
                                                           --------
     Real estate exit costs and write-off of property,
      buildings, and equipment........................    $ 11,455
     Inventory liquidation............................       9,080
     Professional charges.............................         314
     Severance and other costs and fees...............         548
                                                           --------
     Total............................................     $ 21,397
                                                           ========

     The store closing reserve balance as of January 28, 1996 included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closing stores inventory was completed in the second quarter of fiscal 1997. All known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal years 1997 and 1998, the Company negotiated settlements on twenty-five closed store properties which had been leased, three which had been subleased, and sold eight closed store properties which had been owned. As of February 1, 1998, the Company remains liable for lease obligations on seven closed store properties. The Company anticipates that final disposition of the remaining obligations will be completed in fiscal 1999 and 2000. There were no adjustments made during fiscal 1998 and 1997 to the store closing reserve other than cash inflows and outflows related to the store closings.

     The store closing reserve is presented in the balance sheets as follows:

                                                            Feb. 1,    Feb. 2,
                                                             1998       1997
                                                           --------   --------
     Store closing reserve (short-term)...............     $  1,564   $  4,521
     Amount included in other
       long-term liabilities..........................        1,690      2,190
                                                           --------   --------
     Total............................................     $  3,254   $  6,711
                                                           ========   ========

R.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 1, 1998 and February 2, 1997:

                                       May 4,        August 3,    November 2,    February 1,
        Fiscal 1998                     1997           1997           1997           1998           Year
--------------------------------    -----------    -----------    -----------    -----------    -----------
Sales ..........................    $   144,564    $   163,217    $   158,749    $   190,487    $   657,017
Gross profit....................         33,268         41,502         37,854         49,311        161,935

(Loss) income before
  extraordinary item............         (5,459)           563            340          7,842          3,286

Extraordinary item..............              -              -              -          1,735          1,735

Net (loss) income                        (5,459)           563            340          9,577          5,021
Effect of preferred stock
  reclassification..............              -              -              -            756            756
Less provision for preferred
  dividends and discount
  amortization..................           (105)          (165)          (137)             -           (407)
                                    -----------    -----------    -----------    -----------    -----------
Net (loss) income available
  for common shares                 $    (5,564)   $       398    $       203    $    10,333    $     5,370
                                    ===========    ===========    ===========    ===========    ===========

Basic (loss) income per share:
  (Loss) income before
    extraordinary item..........    $     (1.11)   $       .08    $       .04    $      1.03    $       .62
  Extraordinary item............              -              -              -            .21            .30
                                    -----------    -----------    -----------    -----------    -----------
  Basic (loss) income...........    $     (1.11)   $       .08    $       .04    $      1.24    $       .92
                                    ===========    ===========    ===========    ===========    ===========
Diluted (loss) income per share:
  (Loss) income before
    extraordinary item..........    $     (1.11)   $       .08    $       .04    $      1.02    $       .62
  Extraordinary item............              -              -              -            .21            .29
                                    -----------    -----------    -----------    -----------    -----------
  Diluted (loss) income.........    $     (1.11)   $       .08    $       .04    $      1.23    $       .91
                                    ===========    ===========    ===========    ===========    ===========


                                     April 28,      July 28,      October 27,    February 2,
        Fiscal 1997                    1996           1996           1996           1997           Year
--------------------------------    -----------    -----------    -----------    -----------    -----------
Sales...........................    $   131,786    $   155,817    $   151,980    $   193,606    $   633,189
Gross profit....................         31,575         37,096         36,446         48,973        154,090
Net (loss) income...............         (4,742)        (1,294)           189          5,051           (796)

Less provision for preferred
  dividends and discount
  amortization..................            (93)           (97)           (99)          (102)          (391)
                                    -----------    -----------    -----------    -----------    -----------
Net (loss) income available for
  common shares.................    $    (4,835)   $    (1,391)   $        90    $     4,949    $    (1,187)
                                    ===========    ===========    ===========    ===========    ===========

Basic and diluted (loss)
  income per share..............    $      (.97)   $      (.28)   $       .02    $       .99    $      (.24)
                                    ===========    ===========    ===========    ===========    ===========


INDEPENDENT AUDITORS' REPORT

Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



     We have audited the consolidated balance sheets of Pamida Holdings Corporation and subsidiary as of February 1, 1998 and February 2, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended and have issued our report thereon dated March 5, 1998; such financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Pamida Holdings Corporation and subsidiary as of February 1, 1998 and February 2, 1997, and for each of the years then ended listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 5, 1998


                        REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the consolidated financial statements of Pamida Holdings Corporation and Subsidiary for fiscal 1996 is included in this Form 1O-K. In connection with our audit of such financial statements, we have also audited the related financial statement Schedule I Condensed Financial Information of Registrant for such year included in this Form l0-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to he included therein.


/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996



PAMIDA HOLDINGS CORPORATION
(Parent Company Only)
(Dollar amounts in thousands)


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS - FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
--------------------------------------------------------------------------------


ASSETS                                                      1998         1997
                                                          --------     --------
Current assets:
  Refundable income taxes due from subsidiary             $  2,335     $    855
  Investment in subsidiary                                 (50,898)     (57,531)
  Deferred financing costs                                       -           52
                                                          --------     --------
                                                          $(48,563)    $(56,624)
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued interest                                        $      -     $    811
  Other accrued expense                                        160            -
  Payable to Pamida, Inc.                                      516           15
                                                          --------     --------
     Total current liabilities                                 676          826

Long-term debt                                                   -       27,636
Dividends payable                                                -          342
Other long-term liabilities                                  3,036            -
Preferred stock subject to mandatory redemption:
  16-1/4% senior cumulative preferred stock, $1
    par value; 514 shares authorized, 0 and 514
    issued and outstanding                                       -          514
  14-1/4% junior cumulative preferred stock, $1 par value;
    1,627 and 6,986 shares  authorized; 0 and 1,627 shares
    issued and outstanding; redemption amount of $0 and
    $1,627 less unamortized discount                             -        1,361

Common stockholders' equity:
  Common stock, $.01 par value; 25,000,000 and
    10,000,000 shares authorized; 5,970,439 and 5,004,942
    shares issued and 0 shares issued and outstanding           60           50
Nonvoting common stock, $.01 par value; 4,000,000
    and 2,000,000 shares authorized; 3,050,473 and
    0 shares issued and outstanding                             30            -
  Additional paid-in capital                                29,895          968
  Accumulated deficit                                      (82,260)     (88,321)
                                                          --------     --------
           Total common stockholders' deficit              (52,275)     (87,303)
                                                          --------     --------
                                                          $(48,563)    $(56,624)
                                                          ========     ========

See notes to Parent Company Only financial statements.

PAMIDA HOLDINGS CORPORATION
(Parent Company Only)
(Dollar amounts in thousands)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                       Retained
                                                                           Nonvoting   Additional      Earnings
                                                                 Common     Common      Paid-in      (Accumulated
                                                                 Stock      Stock       Capital        Deficit)
                                                                -------     ------     ---------     ------------
 Balance at January 29, 1995.............................        $   50     $    -     $     950     $      7,876

  Net loss..............................................              -          -             -          (94,648)
  Amortization of discount on 14-1/4%
    junior cumulative preferred.........................              -          -             -              (47)
  Cash dividends to preferred stockholders..............              -          -             -             (315)
  Stock sold under incentive stock option plan..........              -          -            18                -
                                                                -------     ------     ---------     ------------
Balance at January 28, 1996.............................             50          -           968          (87,134)

  Net loss..............................................              -          -             -             (796)
  Amortization of discount on 14-1/4%
    junior cumulative preferred.........................              -          -             -              (49)
  Accrued dividends for preferred stockholders                        -          -             -             (342)
                                                                -------     ------     ---------     ------------
Balance at February 2, 1997.............................             50          -           968          (88,321)

  Net income............................................              -          -             -            5,712
  Amortization of discount on 14-1/4%
    junior cumulative preferred.........................              -          -             -              (38)
  Accrued dividends for preferred stockholders..........              -          -             -             (369)
  Reclassification of preferred stock into common stock.              3          -         1,811              756
  Payment of notes with common stock....................              7         30        20,236                -
  Gain on payment of notes held by Venture (net of tax).              -          -         6,880                -
                                                                -------     ------     ---------     ------------
Balance at February 1, 1998.............................        $    60     $   30     $  29,895     $    (82,260)
                                                                =======     ======     =========     ============

See notes to Parent Company Only financial statements.


PAMIDA HOLDINGS CORPORATION
(Parent Company Only)
(Dollar amount in thousands except for per share data)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS AND RETAINED (DEFICIT) EARNINGS YEARS ENDED FEBRUARY 1, 1998, FEBRUARY 2, 1997 AND JANUARY 28, 1996
--------------------------------------------------------------------------------

                                                  1998       1997       1996
                                                --------   --------   --------
Equity in income (loss) of subsidiary           $  6,633   $  3,696   $(92,527)

Expenses:
  General and administrative                          17         19         33
  Interest                                         3,974      4,473      3,910
                                                --------   --------   --------
                                                   3,991      4,492      3,943
                                                --------   --------   --------

Income (loss) before provision for income
  taxes and extraordinary item                     2,642       (796)   (96,470)
Income tax benefit                                (1,480)         -     (1,451)
                                                --------   --------   --------

Income (loss) before extraordinary item            4,122       (796)   (95,019)
Extraordinary item                                 1,590          -        371
                                                --------   --------   --------

Net income (loss)                                  5,712       (796)   (94,648)
Effect of preferred stock reclassification           756          -          -

Amortization of discount on 14-1/4%
  junior cumulative preferred                        (38)       (49)       (47)
Cash dividends paid to preferred
  stockholders                                         -          -       (315)

Accrued dividends for
   preferred stockholders                           (369)      (342)         -
                                                --------   --------   --------
Net income (loss) available for common shares   $  6,061   $ (1,187)  $(95,010)
                                                ========   ========   ========

Basic income (loss) per share:
   Income (loss) before extraordinary item      $    .77   $   (.24)  $ (19.07)
   Extraordinary item                                .27          -        .08
                                                --------   --------   --------
   Basic income (loss)                          $   1.04   $   (.24)  $ (18.99)
                                                ========   ========   ========

Diluted income (loss) per share
   Income (loss) before extraordinary item      $    .76   $   (.24)  $ (19.07)
   Extraordinary item                                .27          -        .08
                                                --------   --------   --------
   Diluted income (loss)                        $   1.03   $   (.24)  $ (18.99)
                                                ========   ========   ========

See notes to Parent Company Only financial statements.

PAMIDA HOLDINGS CORPORATION
(Parent Company Only)
(Dollar amounts in thousands)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 1, 1998, FEBRUARY 2, 1997 AND JANUARY 28, 1996
--------------------------------------------------------------------------------

                                                            1998       1997       1996
Cash flows from operating activities:                     --------   --------   --------
  Net income (loss) .................................     $  5,712   $   (796)  $(94,648)
                                                          --------   --------   --------
Adjustments to reconcile net income (loss) to
   net cash from operating activities:
     Equity in (income) loss of subsidiary ..........       (6,633)    (3,696)    92,527
     Noncash interest expense .......................        3,850      4,313      3,756
     Accretion of original issue debt discount ......          124        160        154
     Amortization of intangible assets ..............            8         11         10
     Extraordinary item related to retirement of debt       (1,590)         -       (371)
     (Increase) decrease in refundable income tax ...       (1,480)         -       (483)
     Increase (decrease) in operating liabilities ...          659          8         (7)
                                                          --------   --------   --------
        Total adjustments ...........................       (5,062)       796     95,586
                                                          --------   --------   --------
        Net cash from operating activities ..........          650          -        938
                                                          --------   --------   --------

Cash flows from investing activities:
  Dividends received from subsidiary ................            -          -          -

Cash flows from financing activities:
  Fees related to payment of debt and
   reclassification of preferred stock ..............         (650)         -          -
  Proceeds from sale of stock .......................            -          -         18
  Principal payments on promissory notes ............            -          -          -
  Payments to redeem subordinated notes .............            -          -       (641)
  Dividends paid to preferred stockholders ..........            -          -       (315)
                                                          --------   --------   --------
        Net cash from financing activities ..........         (650)         -       (938)
                                                          --------   --------   --------

Net change in cash ..................................            -          -          -

Cash at beginning of year ...........................            -          -          -
                                                          --------   --------   --------

Cash at end of year .................................     $      -   $      -   $      -
                                                          ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for interest                $      -   $      -   $      -

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITY:
    Amortization of discount on junior
     cumulative preferred stock recorded
     as a direct charge to retained earnings              $     38   $     49   $     47


    Payment of interest in kind by increasing
     the principal amount of the notes                       3,561      4,141      3,702

See notes to Parent Company Only financial statements.

PAMIDA HOLDINGS CORPORATION
(Parent Company Only)
(Dollar Amounts In Thousands)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO FINANCIAL STATEMENTS


A.   The Condensed Financial  Statements include the Registrant only and reflect
     the equity  method of  accounting  for its  benefically   wned  subsidiary,
     Pamida, Inc.

B. The registrant files a consolidated U.S. federal tax return with Pamida, Inc. The Company has a tax sharing agreement with Pamida, Inc. that provides that taxes will be allocated among the companies based upon the tax expense or benefit that was derived on a consolidated basis from each entity's operations. Income tax effects included in these financial statements are calculated on a stand-alone basis for Pamida Holdings Corporation. Related to the Company's payment of debt with common stock and reclassification of preferred stock into common stock which was effective November 18, 1997, income tax expense allocated to the extraordinary item totaled $524 and income tax expense charged to stockholders' equity was $2,512. These amounts are net of a change in the beginning of year valuation allowance of $1,659.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this item has been previously reported in the Form 8-K Current Report of the registrant dated October 16, 1996.

                                    PART III

     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of the registrant's stockholders to be held on May 21, 1998, which involves the election of directors. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. However, information concerning the registrant's executive officers will be omitted from such proxy statement and is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report in Item 8 of
Part II:

     1.  Financial Statements.

     Pamida Holdings Corporation and Subsidiary

         -  Independent Auditors' Report

         - Consolidated Statements of Operations for the Years Ended February 1, 1998, January 2, 1997 and January 28, 1996

         -  Consolidated  Balance  Sheets at  February  1, 1998 and February  2,
            1997

         - Consolidated Statements of Common Stockholders' Equity for the Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

         - Consolidated Statements of Cash Flows for the Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

         - Notes to Consolidated Financial Statements for the Years Ended February 1, 1998, February 2, 1997 and January 28, 1996

     2.  Financial Statement Schedules.

         -  Independent Auditors' Report on Schedule I

         -  Schedule I - Condensed Financial Information of Registrant

All other schedules of the registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

     3.  Exhibits.

     3.1  -  Restated   Certificate   of   Incorporation   of   Pamida  Holdings
             Corporation (March 12, 1998).

(2)  3.2  -  Revised By-Laws of Pamida Holdings Corporation.

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
             (amends Exhibit 10.1).

(1)  10.3 -  Second  Amendment  to Stock  and  Note  Purchase   Agreement, dated
             August 10, 1990 (amends Exhibit 10.1).

(1)  10.4 -  Third Amendment to  Stock  and  Note  Purchase   Agreement,   dated
             September 13, 1990 (amends Exhibit 10.1).

(1)  10.5 -  Exchange Agreement dated  August 10, 1990,  among  Pamida  Holdings
             Corporation, Citicorp Venture Capital, Ltd. and Court Square Capital Limited.

(1)  10.6 -  Agreement  dated   September   13, 1990,  among   Pamida   Holdings
             Corporation,   Citicorp  Venture  Capital,   Ltd.  and Court Square
             Capital Limited.

(2)  10.7 -  Agreement   dated   September 20,   1990,  among  Pamida   Holdings
             Corporation,   Citicorp  Venture  Capital,  Ltd. and  Court  Square
             Capital Limited.

(4)  10.8 -  Exchange  Agreement  dated as of  December 1,  1990 between  Pamida
             Holdings Corporation, Citicorp Venture Capital, Ltd. and Court Square Capital Limited.

(4)  10.9 -  Form  of 14.25%  Junior   Subordinated  Promissory   Note of Pamida
             Holdings Corporation.

(4)  10.10-  Form of   Indemnification   Agreement   between   Pamida   Holdings
             Corporation and its officers and directors.

(5)  10.11-  Note  Amendment  Agreement  dated as of December  18, 1992, between
             Pamida  Holdings Corporation  and  Court  Square  Capital  Limited.

(5)  10.12-  Note  Amendment  Agreement No. 2 dated as of March 1, 1993, between
             Pamida Holdings Corporation and Citicorp Investments Inc.

(13) 10.13-  Note  Amendment  Agreement  No.  3  dated  July  22,  1997, between
             Pamida Holdings Corporation and 399 Venture Partners, Inc.

(5)  10.14-  Tax-Sharing  Agreement dated as of February 2, 1992,  among  Pamida
             Holdings Corporation,   Pamida,   Inc., Seaway  Importing  Company,
             and Pamida Transportation Company.

(6)  10.15-  Loan and Security  Agreement  dated  March 30, 1993,  by and  among
             Congress Financial Corporation (Southwest) and BA Business Credit, Inc. as Lenders, Congress Financial Corporation (Southwest) as Agent for the Lenders, and Pamida, Inc. and Seaway Importing Company as Borrowers.

(9)  10.16-  Amendment  No.  1 to Loan and Security Agreement, dated January 23,
             1995,   among  Pamida,  Inc.  and  Seaway   Importing   Company  as
             Borrowers, Congress Financial Corporation (Southwest) as a Lender and Agent, and BA Business Credit Inc. as a Lender (amends
             Exhibit 10.15).

(10) 10.17-  Amendment No. 2 to Loan and Security  Agreement, dated  January 28,
             1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as a Lender and Agent, and BankAmerica Business Credit as a Lender (amends Exhibit 10.15).

(11) 10.18-  Amendment  No.  3 to  Loan  and  Security  Agreement  among Pamida,
             Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996 (amends Exhibit 10.15).

(12) 10.19-  Amendment  No.  4 to  Loan  and  Security  Agreement  among Pamida,
             Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated January 31, 1997 (amends Exhibit 10.15).

(12) 10.20-  Amendment  No.  5 to  Loan  and  Security  Agreement  among Pamida,
             Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated March 17, 1997 (amends Exhibit 10.15).

(14) 10.21-  Amendment  No.  6 to  Loan  and  Security  Agreement  among Pamida,
             Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated May 8, 1997 (amends Exhibit 10.15).

(7)  10.22-  Pamida Holdings Corporation 1992 Stock Option Plan.

(9)  10.23-  Employment  Agreement  dated  September  22,  1995,   among  Pamida
             Holdings Corporation, Pamida, Inc. and Steven S. Fishman.

(11) 10.24-  Amendment  No.  1  to  Employment  Agreement  among Pamida Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated August 29, 1996 (amends Exhibit 10.23).

(12) 10.25-  Amendment  No.  2  to  Employment  Agreement  among Pamida Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997 (amends Exhibit 10.23).

     10.26-  Amendment  No.  3  to  Employment  Agreement  among Pamida Holdings
             Corporation,  Pamida, Inc., and   Steven S.  Fishman  dated May 22,
             1997 (amends Exhibit 10.23).

     10.27- Amendment No. 4 to Employment Agreement among Pamida Holdings Corporation, Pamida Inc., and Steven S. Fishman dated March 5, 1998 (amends Exhibit 10.23).

(8)  10.28-  Pamida, Inc. 1995 Deferred Compensation Plan.

(12) 10.29-  Employment  Agreement  dated  as of  March 6,  1997,  among  Pamida
             Holdings Corporation, Pamida, Inc., and Frank A. Washburn.

     10.30- Amendment No. 1 to employment Agreement among Pamida Holdings Corporation, Pamida, Inc., and Frank A. Washburn dated March 5, 1998 (amends Exhibit 10.29).

(12) 10.31-  Employment  Agreement dated  as  of  March  6, 1997,  among  Pamida
             Holdings Corporation, Pamida, Inc., and George R. Mihalko.

     10.32-  Amendment No. 1 to  Employment  Agreement  among   Pamida  Holdings
             Corporation, Pamida, Inc., and   George R.  Mihalko  dated March 5,
             1998 (amends Exhibit 10.31).

(12) 10.33-  Long-Term  Incentive  Award  Agreement  dated  as of March 6, 1997, between Pamida, Inc., and Steven S. Fishman.

(12) 10.34-  Long-Term  Incentive  Award  Agreement dated  as  of March 6, 1997, between Pamida, Inc., and Frank A. Washburn.

(12) 10.35-  Long-Term  Incentive  Award  Agreement dated  as of  March 6, 1997, between Pamida, Inc., and George R. Mihalko.

(1)  22.1 -  Subsidiaries of Pamida Holdings Corporation.

     23.1 -  Consent of Deloitte & Touche LLP.

     23.2 -  Consent of Coopers & Lybrand L.L.P.

     24.1 -  Powers of Attorney

     27.1 -  Financial Data Schedule (EDGAR filing only)

     27.2 - Restated Financial Data Schedule - fiscal years ended January 28, 1996 and February 2, 1997 and the three, six and nine months ended April 28, 1996, July 28, 1996 and October 27, 1996, respectively. (EDGAR filing only)

     27.3 - Restated Financial Data Schedule - three, six and nine months ended May 4, 1997, August 3, 1997 and November 2, 1997.
            (EDGAR filing only)
-------------------------

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

(7) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 1, 1993, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(9)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

(11) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(12) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 8-K Current Report of Pamida Holdings Corporation (Date of Report: July 22, 1997) and incorporated herein by this reference.

(14) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 4, 1997, and incorporated herein by this reference.

                                      * * *

     (b) A report on Form 8-K was filed during the last quarter of the period covered by this report. Such report had a Date of Report of November 18, 1997, and related to Item 5, Other Events. No financial statements were filed with such report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 1998                   PAMIDA HOLDINGS CORPORATION

                                    By: /s/ Steven S. Fishman
                                        Steven S. Fishman, Chairman
                                        of the Board, President, and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven S. Fishman                   April 20, 1998
----------------------
Steven S. Fishman                       Chairman of the Board,
                                        President, Chief Executive
                                        Officer and Director


/s/ George R. Mihalko                   April 20, 1998
----------------------
George R. Mihalko                       Senior Vice President,
                                        Chief Financial Officer
                                        and Treasurer


 /s/ Todd D. Weyhrich                   April 20, 1998
----------------------
Todd D. Weyhrich                        Vice President,
                                        Controller and Principal
                                        Accounting Officer


 /s/ Frank A. Washburn                  April 20, 1998
----------------------
Frank A. Washburn                       Director


        *                               April 20, 1998
----------------------
L. David Callaway, III                  Director


        *                               April 20, 1998
----------------------
Stuyvesant P. Comfort                   Director


        *                               April 20, 1998
----------------------
M. Saleem Muqaddam                      Director


        *                               April 20, 1998
----------------------
Peter J. Sodini                         Director


* By:/s/ George R. Mihalko
      George R. Mihalko,
      Attorney-in-Fact


                           PAMIDA HOLDINGS CORPORATION
                          FORM 10-K -- FEBRUARY 2, 1997
                                 EXHIBIT INDEX


   Exhibit #                        Description
------------------==============================================================
                  Restated   Certificate  of   Incorporation   of  Pamida
          3.1     Holdings Corporation, as amended.
------------------==============================================================
(2)       3.2     Revised By-Laws of Pamida Holdings Corporation.
------------------==============================================================
(2)       4.1     Form of certificate  representing  shares of the Common
                  Stock of Pamida Holdings Corporation.
------------------==============================================================
(6)       4.2     Indenture  dated as of March 15,  1993,  among  Pamida,
                  Inc.  as  Issuer,   Pamida   Holdings   Corporation  as
                  Guarantor,  and State Street Bank and Trust  Company as
                  Trustee relating to 11 3/4% Senior  Subordinated  Notes
                  due 2003 of Pamida, Inc.
------------------==============================================================
(6)       4.3     Specimen form of 11 3/4% Senior  Subordinated  Note due
                  2003 of Pamida, Inc.
------------------==============================================================
(3)      10.1     Stock and Note Purchase  Agreement dated as of July 29,
                  1986,  among  Pamida  Holdings  Corporation,   Citicorp
                  Venture  Capital,  Ltd.,  Citicorp  Capital  Investors,
                  Ltd.,  and the  individual  purchasers  who are parties
                  thereto.
------------------==============================================================
(1)      10.2     Amendment to Stock and Note Purchase  Agreement,  dated
                  July 31, 1990 (amends Exhibit 10.1).
------------------==============================================================
(1)      10.3     Second Amendment to Stock and Note Purchase  Agreement,
                  dated August 10, 1990 (amends Exhibit 10.1).
------------------==============================================================
(1)      10.4     Third  Amendment to Stock and Note Purchase  Agreement,
                  dated September 13, 1990 (amends Exhibit 10.1).
------------------==============================================================
(1)      10.5     Exchange  Agreement dated August 10, 1990, among Pamida
                  Holdings  Corporation,  Citicorp Venture Capital,  Ltd.
                  and Court Square Capital Limited.
------------------==============================================================
(1)      10.6     Agreement  dated  September  13,  1990,   among  Pamida
                  Holdings  Corporation,  Citicorp Venture Capital,  Ltd.
                  and Court Square Capital Limited.
------------------==============================================================
(2)      10.7     Agreement  dated   September 20,   1990,  among  Pamida
                  Holdings  Corporation,  Citicorp Venture Capital,  Ltd.
                  and Court Square Capital Limited.
------------------==============================================================
(4)      10.8     Exchange   Agreement  dated  as  of  December 1,   1990
                  between Pamida Holdings  Corporation,  Citicorp Venture
                  Capital, Ltd. and Court Square Capital Limited.
------------------==============================================================
(4)      10.9     Form of 14.25% Junior  Subordinated  Promissory Note of
                  Pamida Holdings Corporation.
------------------==============================================================
(4)      10.10    Form  of   Indemnification   Agreement  between  Pamida
                  Holdings Corporation and its officers and directors.
------------------==============================================================
(5)      10.11    Note  Amendment  Agreement  dated  as of  December  18,
                  1992,  between Pamida  Holdings  Corporation  and Court
                  Square Capital Limited.
------------------==============================================================
(5)      10.12    Note  Amendment  Agreement  No.  2 dated as of March 1,
                  1993, between Pamida Holdings  Corporation and Citicorp
                  Investments Inc.
------------------==============================================================
(13)     10.13    Note Amendment Agreement No. 3 dated July 22, 1997,
                  between Pamida Holdings Corporation and 399 Venture
                  Partners, Inc.
------------------==============================================================
(5)      10.14    Tax-Sharing Agreement dated as of February 2, 1992,
                  among Pamida Holdings Corporation, Pamida, Inc.,
                  Seaway Importing company, and Pamida Transportation
                  Company.
------------------==============================================================
(6)      10.15    Loan and Security Agreement dated March 30, 1993, by
                  and among Congress Financial Corporation (Southwest)
                  and BA Business Credit, Inc. as Lenders, Congress
                  Financial Corporation (Southwest) as Agent for the
                  Lenders, and Pamida, Inc. and Seaway Importing Company
                  as Borrowers.
------------------==============================================================
(9)      10.16    Amendment No. 1 to Loan and Security Agreement, dated
                  January 23, 1995, among Pamida, Inc. and Seaway
                  Importing Company as Borrowers, Congress Financial
                  Corporation (Southwest) as a Lender and Agent, and BA
                  Business Credit Inc. as a Lender (amends Exhibit 10.15).
------------------==============================================================
(10)     10.17    Amendment No. 2 to Loan and Security Agreement, dated
                  January 28, 1996, among Pamida, Inc. and Seaway
                  Importing Company as Borrowers, Congress Financial
                  Corporation (Southwest) as a Lender and Agent, and
                  BankAmerica Business Credit as a Lender (amends
                  Exhibit 10.15).
------------------==============================================================
(11)     10.18    Amendment No. 3 to Loan and Security Agreement among
                  Pamida, Inc. and Seaway Importing Company, as
                  Borrowers, Congress Financial Corporation (Southwest)
                  and BankAmerica Business Credit, Inc., as Lenders, and
                  Congress Financial Corporation (Southwest), as Agent,
                  dated September 16, 1996 (amends Exhibit 10.15).
------------------==============================================================
(12)     10.19    Amendment No. 4 to Loan and Security Agreement among
                  Pamida, Inc. and Seaway Importing Company, as
                  Borrowers, Congress Financial Corporation (Southwest)
                  and BankAmerica Business Credit, Inc., as Lenders, and
                  Congress Financial Corporation (Southwest), as Agent,
                  dated January 31, 1997 (amends Exhibit 10.15).
------------------==============================================================
(12)     10.20    Amendment No. 5 to Loan and Security Agreement among
                  Pamida, Inc. and Seaway Importing Company, as
                  Borrowers, Congress Financial Corporation (Southwest)
                  and BankAmerica Business Credit, Inc., as Lenders, and
                  Congress Financial Corporation (Southwest), as Agent,
                  dated March 17, 1997 (amends Exhibit 10.15).
------------------==============================================================
(14)     10.21    Amendment No. 6 to Loan and Security Agreement among
                  Pamida, Inc. and Seaway Importing Company, as
                  Borrowers, Congress Financial Corporation (Southwest)
                  and BankAmerica Business Credit, Inc., as Lenders, and
                  Congress Financial Corporation (Southwest) as Agent,
                  dated May 8, 1997 (amends Exhibit 10.15).
------------------==============================================================
(7)      10.22    Pamida Holdings Corporation 1992 Stock Option Plan.
------------------==============================================================
(9)      10.23    Employment Agreement dated September 22, 1995, among
                  Pamida Holdings Corporation, Pamida, Inc. and
                  Steven S. Fishman.
------------------==============================================================
(11)     10.24    Amendment No. 1 to Employment Agreement among Pamida
                  Holdings Corporation, Pamida, Inc., and Steven S.
                  Fishman dated August 29, 1996 (amends Exhibit 10.23).
------------------==============================================================
(12)     10.25    Amendment No. 2 to Employment Agreement among Pamida
                  Holdings Corporation, Pamida, Inc., and Steven S.
                  Fishman dated March 6, 1997 (amends Exhibit 10.23).
------------------==============================================================
         10.26    Amendment No. 3 to Employment Agreement among Pamida
                  Holdings Corporation, Pamida, Inc., and Steven S.
                  Fishman dated May 22, 1997 (amends Exhibit 10.23).
------------------==============================================================
         10.27    Amendment No. 4 to Employment Agreement amount Pamida
                  Holdings Corporation, Pamida Inc., and Steven S.
                  Fishman dated March 5, 1998 (amends Exhibit 10.23).
------------------==============================================================
(8)      10.28    Pamida, Inc., 1995 Deferred Compensation Plan.
------------------==============================================================
(12)     10.29    Employment Agreement dated as of March 6, 1997, among
                  Pamida Holdings Corporation, Pamida, Inc., and Frank
                  A. Washburn.
------------------==============================================================
         10.30    Amendment No. 1 to Employment Agreement among Pamida
                  Holdings Corporation, Pamida, Inc., and Frank A.
                  Washburn dated March 5, 1998 (amends Exhibit 10.29)
------------------==============================================================
(12)     10.31    Employment Agreement dated as of March 6, 1997, among
                  Pamida Holdings Corporation, Pamida, Inc., and George
                  R. Mihalko.
------------------==============================================================
         10.32    Amendment No. 1 to Employment Agreement among Pamida
                  Holdings Corporation, Pamida, Inc., and George R.
                  Mihalko dated March 5, 1998 (amends Exhibit 10.31).
------------------==============================================================
(12)     10.33    Long-Term Incentive Award Agreement dated as of March
                  6, 1997, between Pamida, Inc. and, Steven S. Fishman.
------------------==============================================================
(12)     10.34    Long-Term Incentive Award Agreement dated as of March
                  6, 1997, between Pamida, Inc., and Frank A. Washburn.
------------------==============================================================
(12)     10.35    Long-Term Incentive Award Agreement dated as of March
                  6, 1997, between Pamida, Inc., and George R. Mihalko.
------------------==============================================================
(1)      22.1     Subsidiaries of Pamida Holdings Corporation.
------------------==============================================================
         23.1     Consent of Deloitte & Touche LLP.
------------------==============================================================
         23.2     Consent of Coopers & Lybrand L.L.P.
------------------==============================================================
         24.1     Powers of Attorney
------------------==============================================================
         27.1     Financial Data Schedule (EDGAR filing only)
------------------==============================================================
         27.2     Restated   Financial  Data  Schedule  -  fiscal   years  ended
                  January 28, 1996 and February 2, 1997  and  the three, six and
                  nine   months  ended   April  28,  1996,  July  28,  1996  and
                  October 27, 1996, respectively.  (EDGAR filing only)
------------------==============================================================
         27.3     Restated Financial Data Schedule - three, six and nine  months ended May 4, 1997, August 3, 1997 and November 2, 1997.
                  (EDGAR filing only)
------------------==============================================================
-------------------------

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

(7) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 1, 1993, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(9)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

(11) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(12) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 8-K Current Report of Pamida Holdings Corporation (Date of Report: July 22, 1997) and incorporated herein by this reference.

(14) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 4, 1997, and incorporated herein by this reference.