Form 10-Q
period 1998-05-03
PAMIDA HOLDINGS CORP/DE/
filed 1998-06-08
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     [X]          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended May 3, 1998
                                    -----------
     Commission File Number 1-10619
                            -------

                          PAMIDA HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     47-0696125
     -------------------------------                     --------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                     Identification
                                                             Number)


        8800 "F" STREET, OMAHA, NEBRASKA                       68127
     ----------------------------------------               ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     CLASS OF COMMON STOCK                    OUTSTANDING AT JUNE 8, 1998
     ---------------------                    ---------------------------
          Common Stock                              9,020,912 Shares




                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                             May 3,       February 1,
  Current assets:                                                    1998          1998
                                                                  ----------     ----------
    Cash                                                          $   11,738     $    6,816
    Accounts receivable, less allowance for
      doubtful accounts of $50                                         8,457          8,384
    Merchandise inventories                                          168,480        152,927
    Prepaid expenses                                                   3,817          2,838
                                                                  ----------     ----------
       Total current assets                                          192,492        170,965

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $64,492 and $63,738              40,342         40,812
  Leased property under capital leases, less accumulated
    amortization of $16,023 and $15,387                               24,545         25,181
  Deferred financing costs                                             2,607          2,755
  Other assets                                                        21,050         20,368
                                                                  ----------     ----------
                                                                  $  281,036     $  260,081
                                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                              $   66,884     $   47,687
    Loan and security agreement                                       55,923         45,194
    Accrued compensation                                               4,169          5,768
    Accrued interest                                                   2,255          6,668
    Store closing reserve                                                973          1,564
    Other accrued expenses                                            14,393         12,227
    Income taxes - deferred and current payable                        9,920         12,546
    Current maturities of long-term debt                                  47             47
    Current obligations under capital leases                           1,827          1,843
                                                                   ----------     ----------
       Total current liabilities                                     156,391        133,544

  Long-term debt, less current maturities                            140,277        140,289
  Obligations under capital leases, less current obligations          31,697         32,156
  Other long-term liabilities                                          7,247          6,367
  Commitments and contingencies Common stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 5,970,439 shares issued and outstanding                 60             60
    Nonvoting common stock, $.01 par value; 4,000,000 shares
      authorized; 3,050,473 shares issued and outstanding                 30             30
    Additional paid-in capital                                        30,586         30,586
    Accumulated deficit                                              (85,252)       (82,951)
                                                                   ----------     ----------
      Total common stockholders' deficit                             (54,576)       (52,275)
                                                                  ----------     ----------
                                                                  $  281,036     $  260,081
                                                                  ==========     ==========
See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                             Three Months Ended
                                            ---------------------
                                             May 3,       May 4,
                                              1998         1997
                                            --------     --------
Sales                                       $144,532     $144,564

Cost of goods sold                           110,172      111,296
                                            --------     --------
Gross profit                                  34,360       33,268
                                            --------     --------
Expenses:
  Selling, general and administrative         31,728       30,974
  Interest                                     6,361        7,753
                                            --------     --------
                                              38,089       38,727
                                            --------     --------
Loss before income tax benefit                (3,729)      (5,459)

Income tax benefit                             1,428            -
                                            --------     --------
Net loss                                      (2,301)      (5,459)

Less provision for preferred dividends
  and discount amortization                        -          105
                                            --------     --------
Net loss available for common stock         $ (2,301)    $ (5,564)
                                            ========     ========
Basic and diluted loss per common share     $   (.26)    $  (1.11)
                                            ========     ========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                     ---------------------
                                                                      May 3,       May 4,
                                                                       1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                --------     --------
  Net loss                                                           $ (2,301)    $ (5,459)
  Adjustments to reconcile net loss to net                           --------     --------
    cash from operations:
      Depreciation and amortization of fixed assets
        and intangibles                                                 3,023        2,905
      Provision for LIFO inventory valuation                              250          150
      Noncash interest expense                                              -        1,167
      Accretion of original issue debt discount                             -           41
      (Gain) loss on disposal of assets                                  (999)          11
      Decrease in store closing reserve                                  (670)      (1,099)
      Increase in merchandise inventories                             (15,803)      (1,954)
      Increase in other operating assets                               (3,399)      (3,486)
      Increase in accounts payable                                     19,197        5,868
      Decrease in interest payable                                     (4,413)      (4,542)
      Decrease in income taxes payable                                 (2,626)         (23)
      Increase in other operating liabilities                           1,526          358
                                                                     --------     --------
        Total adjustments                                              (3,914)        (604)
                                                                     --------     --------
          Net cash from operating activities                           (6,215)      (6,063)
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets                                      2,071        1,810
  Proceeds from sale-leaseback of store facility                        1,592            -
  Changes in constructed stores to be refinanced
    through lease financing                                              (278)         140
  Principal payments received on notes receivable                           5            4
  Capital expenditures                                                 (2,495)      (2,222)
                                                                     --------     --------
          Net cash from investing activities                              895         (268)
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement, net                    10,729        9,042
  Principal payments on capital lease obligations                        (475)        (445)
  Payments for deferred finance costs                                       -         (225)
  Principal payments on other long-term debt                              (12)         (11)
                                                                     --------     --------
          Net cash from financing activities                           10,242        8,361
                                                                     --------     --------

Net increase in cash                                                    4,922        2,030

Cash at beginning of year                                               6,816        6,973
                                                                     --------     --------
Cash at end of period                                                $ 11,738     $  9,003
                                                                     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                                      $ 10,774     $ 11,087
       Income taxes:
         Payments to taxing authorities                                 1,315           32
         Refunds received from taxing authorities                        (117)          (9)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
(1)  Amortization of discount on junior cumulative
     preferred stock recorded as a direct charge to                         -
     retained earnings                                                                  13
(2)  Provision for dividends payable                                        -           92
(3)  In-kind payment of accrued interest on promissory notes:
       Promissory notes                                                     -        1,140
       Accrued interest                                                     -       (1,140)

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 3, 1998 AND MAY 4, 1997
                                   (Unaudited)
                             (Dollars in Thousands)


1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Holdings Corporation (the "Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 1, 1998.

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at May 3, 1998 and February 1, 1998 by $7,430 and $7,180 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods for which an income statement is presented. Basic income per common share are based on the weighted average outstanding common shares during the period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. All prior period income per share data has been restated in accordance with SFAS 128.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard in the first quarter of fiscal 1999 had no impact on the Company's financial statements. In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, effective for fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company currently complies with most provisions of this statement, and any incremental disclosure required is expected to be minimal.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three months ended May 3, 1998 and May 4, 1997:

                                                         Three Months Ended
                                                         ------------------
                                                         May 3,      May 4,
                                                          1998        1997
                                                         -----       -----
Sales                                                    100.0%      100.0%
Cost of goods sold                                        76.2        77.0
                                                         -----       -----
Gross profit                                              23.8        23.0
Selling, general and administrative expenses              22.0        21.4
                                                         -----       -----
Operating income                                           1.8         1.6
Interest expense                                           4.4         5.4
                                                         -----       -----
Loss before income tax benefit                            (2.6)       (3.8)
Income tax benefit                                         1.0        (  -)
                                                         -----       -----
Net loss                                                  (1.6)       (3.8)
                                                         =====       =====

SALES for the first quarter of fiscal 1999 decreased by $32 or 0.0% from sales for the first quarter of fiscal 1998. Comparable store sales for the first quarter increased by 1.3% compared to last year. Last year's sales were elevated by greater markdown and clearance activity which was not necessary this year. Sales trends during the final month of the quarter were substantially stronger than in the first two months of the quarter. The Company operated 149 stores at the end of the first quarter of both fiscal 1999 and 1998. Since May 4, 1997, the Company has opened one store in a new market, relocated three stores and closed one store.

The Company experienced sales increases in numerous merchandise categories. The largest increases were in the pharmacy prescriptions, lawn and garden, pets, toys, and bed and bath areas. The shoe and team sports areas also showed substantial percentage increases over the first quarter of last year. The Company experienced sales declines in several areas, with groceries, automotive, paper and cleaning and electronics and audio/video sales areas having the largest decreases.

GROSS PROFIT increased $1,092 or 3.3% for the first quarter of fiscal 1999 compared to the first quarter of last year as a result of improved margins realized on sales. As a percentage of sales, gross profit increased to 23.8% for the first quarter of fiscal 1999 compared to 23.0% for the first quarter last year. This was caused primarily by a reduced level of clearance and markdown activity this year as compared with the first quarter of last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense, in line with the Company's plan, increased $754 or 2.4% for the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. As a percentage of sales, SG&A expense increased to 22.0% for the first quarter of fiscal 1999 compared to 21.4% last year. Approximately 43.1% of the net increase in SG&A expense was attributable to higher corporate general and administrative expenses, primarily involving increases in payroll and incentive compensation expenses. Store payroll costs increased slightly over last year to accommodate normal compensation increases and minimum wage increases. Store fixed expenses also increased slightly due to the effect of increased costs at new store locations.

INTEREST expense decreased $1,392 or 18.0% for the first quarter of fiscal 1999 compared to the same period of fiscal 1998. The decrease was attributable primarily to the payment of certain promissory notes of the Company with common stock in November 1997, thereby relieving the Company of the quarterly compounding interest obligation which had previously been paid in kind. In addition, average revolver borrowings were less than last year due to improved cash flow.

INCOME TAX BENEFIT - The Company's loss carryforwards from store closing charges recorded in fiscal 1996 were utilized during fiscal 1998 to completely offset income taxes from normal operating activities of the Company and to reduce income taxes related to the note payment and preferred stock reclassification transactions which were consummated on November 18, 1997. No income tax benefit was recorded on the first quarter fiscal 1998 loss as the Company could not establish, as of the quarter ended May 4, 1997, with a reasonable degree of certainty, the potential utilization of loss carryforwards. An income tax benefit was recorded related to the quarter ended May 3, 1998. The Company expects that operations in the future will be taxable at a normal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 29% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $6,215 for the first quarter of fiscal 1999 and $6,063 for the first quarter of fiscal 1998. The change in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of increased accounts payable and a reduced net loss offset by an increase in merchandise inventories to better support the Company's in-stock position.

Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) provides funds to March 2000 and has a maximum borrowing limit of $95,000. Borrowings under the Agreement bear interest at a rate which is tied to the prime rate or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

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

Obligations under the Agreement were $55,923 at May 3, 1998 and $66,157 at May 4, 1997. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $171,974 at May 3, 1998 and $202,740 at May 4, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At May 3, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of the Company were amended effective as of December 1, 1992 to provide that, until the obligations of Pamida and the Company under certain of Pamida's credit agreements had been repaid, the quarterly interest payments on the promissory notes of the Company were to be paid in kind. The Company paid all of the promissory notes with common stock of the Company on November 18, 1997.

The Company reclassified all of its preferred stock into common stock effective November 18, 1997. Accordingly, the Company had no remaining obligations related to the preferred stock as of the end of fiscal 1998. Since the Company conducts no operations of its own, prior to the November 18, 1997 reclassification of the preferred stock, the only cash requirement of the Company related to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida was expressly permitted under its existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Pamida are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Pamida did not declare or pay any cash dividends in fiscal 1998.

The Company made capital expenditures of $2,495 in the first quarter of fiscal 1999 compared to $2,222 during the first quarter of fiscal 1998. The Company also made expenditures of $1,966 and $1,381 in the first quarters of fiscal 1999 and 1998, respectively, related to information systems software. The Company plans to open up to eight new stores in fiscal 1999 and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $13,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements and working capital. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

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

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic conditions, industry conditions, company performance, Year 2000 compliance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. Plans for new stores are subject to numerous contingencies discussed in the Company's Form 10-K Annual Report. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


                           PART II - OTHER INFORMATION

ITEMS 1-5:

     None.

ITEM 6:

     (a) Exhibits.

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


                                        PAMIDA HOLDINGS CORPORATION
                                                (Registrant)

Date:  June 8, 1998                     By: /s/ Steven S. Fishman
                                            -----------------------------
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer

Date:  June 8, 1998                     By: /s/ Todd D. Weyhrich
                                            ------------------------------
                                            Todd D. Weyhrich,
                                            Vice President, Controller and
                                            Chief Accounting Officer