Form 10-Q
period 1998-11-01
PAMIDA HOLDINGS CORP/DE/
filed 1998-12-16
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended November 1, 1998
                               ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class of Stock                        Outstanding at
                                         December 14, 1998
----------------------                   -----------------
     Common Stock                        6,025,595 shares
Nonvoting Common Stock                   3,050,473 shares



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)
ASSETS:                                                        November 1,  February 1,
  Current assets:                                                 1998         1998
                                                                  ------       ----
     Cash                                                      $    9,570   $    6,816
    Accounts receivable, less allowance for
      doubtful accounts of $50                                     14,275        8,384
    Merchandise inventories                                       202,362      152,927
    Prepaid expenses                                                4,112        2,838
                                                                 --------     --------

       Total current assets                                       230,319      170,965

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $67,418 and $63,738           38,984       40,812
  Leased property under capital leases, less accumulated
    amortization of $17,359 and $15,387                            28,911       25,181
  Deferred financing costs                                          2,470        2,755
  Other assets                                                     22,490       20,368
                                                                 --------     --------

                                                               $  323,174   $  260,081
                                                               ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                           $   90,619   $   47,687
    Loan and security agreement                                    60,962       45,194
    Accrued compensation                                            6,368        5,768
    Accrued interest                                                2,538        6,668
    Other accrued expenses                                         16,703       13,791
    Income taxes - deferred and current payable                    11,040       12,546
    Current maturities of long-term debt                               47           47
    Current obligations under capital leases                        1,854        1,843
                                                                  -------     --------

       Total current liabilities                                  190,131      133,544

  Long-term debt, less current maturities                         140,254      140,289
  Obligations under capital leases, less current obligations       36,402       32,156
  Other long-term liabilities                                       8,755        6,367
  Commitments and contingencies                                         -            -
  Common stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 6,025,595 and 5,970,439 shares issued
      and outstanding                                                  60           60
    Nonvoting common stock, $.01 par value; 4,000,000 shares
      authorized; 3,050,473 shares issued and outstanding              30           30
    Additional paid-in capital                                     30,776       30,586
    Accumulated deficit                                           (83,234)     (82,951)
                                                                  -------     --------

      Total common stockholders' deficit                          (52,368)     (52,275)
                                                                  -------     --------

                                                               $  323,174   $  260,081
                                                               ==========   ==========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                              Three Months Ended           Nine Months Ended
                                            -----------------------     -----------------------
                                            November 1,  November 2,    November 1,  November 2,
                                               1998         1997           1998         1997
                                            ----------   ----------     ----------   ----------
Sales                                       $  157,585   $  158,749     $  472,286   $  466,530

Cost of goods sold                             120,279      120,895        357,312      353,906
                                            ----------   ----------     ----------   ----------
Gross profit                                    37,306       37,854        114,974      112,624
                                            ----------   ----------     ----------   ----------
Expenses:
  Selling, general and
    administrative                              30,154       29,882         96,541       94,131
  Interest                                       6,284        7,632         18,891       23,049
                                            ----------   ----------     ----------   ----------
                                                36,438       37,514        115,432      117,180
                                            ----------   ----------     ----------   ----------
Income (loss) before income tax
  provision (benefit)                              868          340           (458)      (4,556)

Income tax provision (benefit)                     333            -           (175)           -
                                            ----------   ----------     ----------   ----------

Net income (loss)                                  535          340           (283)      (4,556)

Less provision for preferred
  dividends and discount amortization                -          137              -          407
                                            ----------   ----------     ----------   ----------
Net income (loss) available for
  common stock                              $      535   $      203     $     (283)  $   (4,963)
                                            ==========   ==========     ==========   ==========
Basic and diluted income (loss)
  per common share                          $      .06   $      .04     $     (.03)  $     (.98)
                                            ==========   ==========     ==========   ==========
  Weighted average shares outstanding:

    Basic                                    9,067,133    5,098,894      9,036,525    5,047,192
                                            ==========   ==========     ==========   ==========
    Diluted                                  9,107,952    5,098,894      9,036,525    5,047,192
                                            ==========   ==========     ==========   ==========

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                      ------------------------
                                                      November 1,   November 2,
                                                         1998          1997
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $     (283)   $   (4,556)
                                                      ----------    ----------
  Adjustments to reconcile net loss to net
    cash from operations:
    Depreciation and amortization of fixed assets
      and intangibles                                      9,743         8,888
    Provision for LIFO inventory valuation                   750           716
    Noncash interest expense                                   -         3,763
    Gain on disposal of assets                            (1,017)         (139)
    Decrease in store closing reserve                     (1,245)       (2,654)
    Increase in merchandise inventories                  (50,185)      (30,469)
    Increase in other operating assets                   (13,952)       (8,038)
    Increase in accounts payable                          42,932        30,987
    Increase in other operating liabilities                1,509         7,506
                                                      ----------    ----------
      Total adjustments                                  (11,465)       10,506
                                                      ----------    ----------
         Net cash from operating activities              (11,748)        6,004
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                        2,084         1,969
   Proceeds from sale-leaseback of store facilities        8,389             -
   Changes in constructed stores to be refinanced
     through lease financing                              (3,397)        1,794
   Principal payments received on notes receivable            47            13
   Capital expenditures                                   (6,931)       (6,131)
                                                      ----------    ----------
         Net cash from investing activities                  192        (2,355)
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement, net       15,768            (4)
  Principal payments on capital lease obligations         (1,444)       (1,336)
  Payments for deferred finance costs                       (169)         (225)
  Principal payments on other long-term debt                 (35)          (35)
  Proceeds from exercise of stock options                    190             -
                                                      ----------    ----------
         Net cash from financing activities               14,310        (1,600)
                                                      ----------    ----------

Net increase in cash                                       2,754         2,049

Cash at beginning of year                                  6,816         6,973
                                                      ----------    ----------
Cash at end of period                                 $    9,570    $    9,022
                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                       $   23,021    $   23,460
       Income taxes:
         Payments to taxing authorities                    1,468            42
         Refunds received from taxing authorities           (137)       (3,798)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITY:
(1)  Capital lease obligations incurred when
       the Company entered into lease agreements
       for new store facilities.                           5,701             -
(2)  Amortization of discount on junior cumulative
       preferred stock recorded as a direct charge
       to retained earnings                                    -            38
(3)  Provision for dividends payable                           -           369
(4)  In-kind payment of accrued interest
       on promissory notes:
       Promissory notes                                        -         3,561
       Accrued interest                                        -        (3,561)

See notes to consolidated financial statements.


                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997
                                   (Unaudited)
                             (Dollars in Thousands)

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

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at November 1, 1998 and February 1, 1998 by $7,930 and $7,180 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and nine months ended November 1, 1998 and November 2, 1997:


                                   Three Months Ended   Nine Months Ended
                                   ------------------   -----------------
                                    Nov. 1,   Nov. 2,   Nov. 1,   Nov. 2,
                                     1998      1997       1998     1997
                                    ------    ------    -------   ------
Sales                               100.0%    100.0%     100.0%   100.0%
Cost of goods sold                   76.3%     76.2%      75.7%    75.9%
                                    ------    ------    -------   ------
Gross profit                         23.7%     23.8%      24.3%    24.1%
Selling, general and
  administrative expense             19.2%     18.8%      20.4%    20.2%
                                    ------    ------    -------   ------
Operating income                      4.5%      5.0%       3.9%     3.9%
Interest expense                      4.0%      4.8%       4.0%     4.9%
                                    ------    ------    -------   ------
Income (loss) before income
  tax provision (benefit)             0.5%      0.2%     (0.1)%   (1.0)%
Income tax provision (benefit)        0.2%        -         -        -
                                    ------    ------    -------   ------
Net income (loss)                     0.3%      0.2%     (0.1)%   (1.0)%
                                    ======    ======    =======   ======


SALES - During the third quarter of fiscal 1999, sales in comparable stores decreased $449, or 0.3%, and comparable store sales for the first nine months increased $9,571, or 2.1%, compared to the same periods last year. Total sales for the third quarter and first nine months of fiscal 1999 decreased $1,164 or 0.7%, and increased $5,756 or 1.2%, respectively, as compared to the same periods last year.

Sales during the third quarter were adversely affected by economic weaknesses in the agricultural communities in which many of the Company's stores are located. Also, unseasonably warm weather during much of the quarter tempered sales, especially in the winter clothing and other seasonal sales categories. Lastly, the Company's in-stock position in basic merchandise suffered due to implementation issues related to a comprehensive merchandising and inventory replenishment system installation late in the second quarter.

The Company experienced sales decreases in many merchandise categories during the third quarter. The largest dollar decreases were in the paint and electric, automotive, hosiery, men's fashions, misses tops, infants and toddlers, casual and winter shoes and seasonal categories. Substantial sales increases were experienced in several categories, most notably pharmacy prescriptions (due in part to new pharmacies opened during fiscal 1999), audio and video, yarns and crafts, furniture, athletic shoes, and the bath and floor areas.

The Company operated 149 stores at the end of the third quarter of both fiscal 1999 and 1998. Since November 2, 1997 the Company has opened three stores in new markets, expanded one existing store, relocated one store and closed three stores. In addition, during the third quarter, the Company took its first steps to test a new furniture store concept. The Company converted one general merchandise store, which had substantial direct competition from a national discount chain store, to a "Heartland Home Furnishings" store, which sells furniture, rugs, lamps, accessories and other home furnishings items. This new concept is currently being tested as an alternative use for store properties which are not performing to management's expectations. The Company will continue to assess the results of this concept on a going forward basis, and a very limited number of these locations is expected to open in the near term.

GROSS PROFIT decreased $548, or 1.4%, and increased $2,350, or 2.1%, for the third quarter and first nine months, respectively, of fiscal 1999 compared to the same periods last year. As a percent of sales, gross profit was 23.7% and 24.3% for the third quarter and first nine months, respectively, of fiscal 1999 versus 23.8% and 24.1% for the respective periods last year. Despite lower than planned sales performance in the quarter, gross margin percent of sales remained relatively consistent with the same period last year. Markdowns were lower in the third quarter this year due to the reduced overall inventory investment in most softlines categories, especially in fashions and other categories which have higher potential for markdowns. Categories experiencing increases in gross profit dollars correlate with categories experiencing sales improvements described above.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $272, or 0.9%, for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 and increased $2,410, or 2.6%, for the first nine months of fiscal 1999 compared to the same period last year. As a percentage of sales, SG&A expense was 19.2% and 18.8% for the third quarters of fiscal 1999 and 1998, respectively, and was 20.4% and 20.2%, respectively, for the first nine months of fiscal 1999 and 1998.

The major component changes in SG&A expense for the quarter were as follows. Store fixed costs increased $658, or 10.6%, primarily due to increased store rents. Store payroll increased $609, or 4.7%, due primarily to normal wage increases and the effects of federally mandated minimum wage increases. Advertising expenses increased $573, or 25.3%, as planned, due to a significant increase in the number and cost of advertising circulars produced and utilized during the quarter. Corporate general and administrative costs increased by $519, or 10.6%, due primarily to increased depreciation and amortization costs related to financial and merchandising systems implemented within the last year. These increases in costs were offset by other income which increased by approximately $2,089 and included (i) the favorable settlement of a lawsuit related to pharmacy operations which netted $1,316 in income and (ii) the reversal of a charge recorded in the first quarter for closed store rent on a single store location totaling $742. The latter location will reopen during the first quarter of fiscal 2000 as a Heartland Home Furnishings store. In addition, expenses for bonus accruals were $300 less than last year.

For the first nine months of the current year, corporate general and administrative costs increased $1,693, or 8.4%, due primarily to increased corporate payroll and related benefits. The largest increase in payroll expenses was incurred in the information systems area to support the implementation and maintenance of the various new systems which have been, and are being, implemented. In addition, store payroll increased, as planned, due to normal wage increases and minimum wage increases by $1,476, or 4.0%. Store fixed costs increased $1,048, or 5.6%, primarily due to the effect of higher costs of new store locations. These increases were offset somewhat by other income which increased approximately $2,190, primarily as a result of the items discussed above related to the third quarter.

INTEREST expense decreased $1,348, or 17.7%, for the third quarter of fiscal 1999 compared to the same period last year and decreased $4,158, or 18.0%, for the first nine months of fiscal 1999 compared to the same period last year. The decrease was attributable primarily to the payment of certain promissory notes of the Company with common stock in November 1997, thereby relieving the Company of the quarterly compounding interest obligation which had previously been paid in kind. In addition, average revolver borrowings year-to-date were approximately $8,567 less than last year, due to the cumulative effect of improved cash flow, thereby reducing the related interest expense.

INCOME TAX PROVISION - The Company's loss carryforwards from store closing charges recorded in fiscal 1996 were utilized in the fourth quarter of fiscal 1998 to completely offset income taxes from normal operating activities of the Company and to reduce income taxes related to the Note repayment and preferred stock reclassification transactions which were consummated on November 18, 1997. No income tax effects were recorded for the third quarter and first nine months operations in fiscal 1998 as the Company could not establish, as of the quarter ended November 2, 1997, with a reasonable degree of certainty, the potential utilization of loss carryforwards. In contrast, an income tax provision was recorded related to both the third quarter and nine months ended November 1, 1998. The Company expects that operations in the future will continue to be taxable at a normal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 29% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used in operating activities totaled $11,748 for the first nine months of fiscal 1999, and funds provided by operating activities totaled $6,004 during the same period last year. The decrease in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of planned increases in inventory and changes in other operating liabilities and assets. These items were offset somewhat by increased accounts payable and improvements in net income.

Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and extended to July 2001. The amendment increases the maximum borrowing limit to $125,000 from $95,000 and reduces interest rates by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities, which the Company plans to use to accelerate its new store opening program in fiscal 2000.

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

Obligations under the Agreement were $60,962 at November 1, 1998 and $57,111 at November 2, 1997. Total unused borrowing availability under the Agreement as of November 1, 1998 totaled $57,936 as compared to $35,513 at the end of the same period last year. As noted above, this facility expires in July 2001, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of Pamida. The Company had long-term debt and obligations under capital leases of $176,656 at November 1, 1998 and $204,361 at November 2, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and refinancings. At November 1, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

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

The Company made capital expenditures of $6,931 in the first nine months of fiscal 1999 compared to $5,465 during the same period last year. In addition, the Company made expenditures of $5,465 and $2,857 in the first nine months of fiscal 1999 and 1998, respectively, related to information systems software. The Company opened one additional new store in the fourth quarter and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $15,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords, as well as borrowings under the Agreement. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations. In the first half of 1998, the Company sold and leased back six store properties with net cash proceeds totaling $8,389. The leases are classified as capital and operating leases for four and two store properties, respectively. The annual lease payments for the six store properties for each of the next five years total $933.

The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements, systems and working capital. The Company expects to continue to finance these investments through cash flow from operations, leases from unaffiliated landlords, trade credit and borrowings under the Agreement. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

YEAR 2000

The information in this Year 2000 section is a Year 2000 Readiness Disclosure under the Year 2000 Information Readiness and Disclosure Act.

The Company has developed and begun execution of a plan to mitigate the Company's exposure to risks emanating from computer software and hardware being potentially unable to properly process data beyond the calendar year 1999, which is commonly referred to as Year 2000 compliance. This plan includes addressing three major elements of risk both within, and external to, the Company: 1) information technology (IT) systems, 2) non-IT, or embedded technology, systems and 3) relationships with its key business partners. The plan is further divided into four phases related to each of the elements of risk: assessment, remediation planning, solutions implementation, and validation (testing) of compliance. The Company has substantially completed the assessment phase for all three elements and currently is at varying points of completion of the other phases as described more fully below.

Internal Considerations:

The Company's IT systems include proprietary and third-party software and related hardware as well as data and telephone networks. Since 1994, the Company has modernized its information technology by replacing five of its mission-critical legacy systems (inventory, warehouse management, logistics, store operations and financial systems) with purchased and leased software and hardware. While the primary impetus for replacing the legacy systems was to substantially improve each system's functionality, an additional benefit is that the new systems are designed to be Year 2000 compliant. The two most recent implementations, financial and inventory systems, are each approximately 80% complete. The remaining 20% of these projects is planned to be completed by the end of July 1999. The logistics, warehouse management and store operations systems implementations are complete and, as needed, will be upgraded further. The Company's other major system, human resources (including payroll processing), is planned for replacement by the end of October 1999. Each of these systems has been certified as being Year 2000 compliant by the respective vendors.

In addition to the aforementioned systems, the Company has numerous other systems applications and interfaces between systems which are maintained by the Company. Approximately 25% of these systems and interfaces have been modified to address the Year 2000 issue. Those remaining systems and interfaces which are believed to have potentially material adverse effects on the Company's operations or financial results in the event of failure are planned for necessary modifications to be completed and tested by July 1999. The hardware supporting these systems is planned to be replaced by Year 2000 compliant hardware before July 1999.

The Company plans to extensively test its key operating systems and mission critical systems, through simulation of Year 2000 transactions, in the first half of 1999 and anticipates completion of the testing phase for all of the Company's software by October 1999.

The Company has recently begun to address its non-IT systems, or embedded technology risks. While assessment is not yet complete, the Company plans to complete any necessary remediation by the end of July 1999. Validation is planned for completion by the end of October 1999.

External Considerations:

The Company has identified its key business partners and will take prudent steps to assess their Year 2000 readiness and mitigate the risk if they are not prepared for the Year 2000. Accordingly, the Company is participating in the International Mass Retail Association (IMRA) task force's efforts to obtain assurances from vendors and service providers related to their Year 2000 compliance. If certain vendors are unable to deliver product on a timely basis, due to their own Year 2000 issues, the Company anticipates there will be others who will be able to deliver similar goods. The Company also recognizes the risks to the Company if other key suppliers in utilities, communications, transportation, banking and government areas are not ready for the Year 2000, and is beginning to develop contingency plans to mitigate the potential adverse effects of these risks, and intends to have such plans completed by mid-1999.

Costs Related to Year 2000:

The majority of the systems the Company has recently implemented, and those new systems yet to be implemented, have substantially improved functionality over the Company's legacy systems which they replace. Accordingly, most of the costs associated with these systems have been, and will continue to be, capitalized. Thus far in fiscal 1999, the Company has expensed less than $50,000 related directly to Year 2000 readiness, and prior to fiscal 1999 the amounts expensed were similarly immaterial. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is being charged to expense as incurred and is expected to total approximately $500,000 to $1 million. All expenditures related to the Company's Year 2000 readiness initiatives will be funded by cash flow from operations and the Agreement and are included in the Company's operating plans.

Summary:

The Company anticipates that the most reasonably likely worst-case scenarios include, but are not limited to, loss of communication with stores, loss of electric power and other utility services, inability to process transactions or engage in normal business activity, and delayed receipt of merchandise from vendors. In planning for the most likely worst- case scenarios, the Company is addressing all three major elements in its plan. The Company believes its IT systems will be ready for the Year 2000, but the Company may experience some incidences of non-compliance. The Company plans to allocate internal resources and, if possible, retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Development of contingency plans for non-IT systems is currently in process, and the Company is prepared to dedicate the required resources to carry out those plans for key non-IT systems, such as store and phone communications systems.

In addition to the risks previously described, the Company must also be successful in retaining numerous key employees and external service providers involved with systems implementation and validation. Failure by the Company to complete implementation of all mission-critical systems, inability of the Company to properly address significant system interface issues or failure of the vendors of the aforementioned software to have eliminated the potential Year 2000 issues within the software could materially and adversely affect the Company's operations and financial results.

Although the Company is taking the steps it deems reasonable to mitigate external Year 2000 issues, many elements of these risks, and the ability to definitively mitigate them, are outside the control the Company. Given the importance of certain key vendors and service providers, the inability of these business partners to provide their goods or services to the Company on a timely basis could also have material adverse effects on the Company's operations and financial results.

INFLATION

The Company uses the LIFO method of inventory valuation in its financial statements; as a result, the cost of merchandise sold approximates current costs. The Company's rental expense is generally fixed except for some percentage rents and periodic rental adjustments.

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, customer buying preferences and patterns, competitive conditions, company performance, Year 2000 compliance and Company financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. Plans for new stores are subject to numerous contingencies discussed in the Company's Form 10-K Annual Report. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


                           PART II - OTHER INFORMATION

ITEMS 1-4.

     None.

ITEM 5.

     Effective June 29, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of discretionary proxy voting authority with respect to a shareholder proposal presented at an annual meeting which the shareholder did not seek to have included in the Company's proxy statement for such annual meeting. If the proponent of the proposal fails to notify the Company of the intended proposal at least 45 days prior to the month and day on which the Company first mailed its proxy statement for the prior year's annual meeting, then the holders or proxies solicited by the Board of Directors of the Company will be allowed to use their discretionary voting authority when the shareholder proposal is raised at the meeting, even though there was no discussion of the matter in the proxy statement for such meeting.

     With respect to the Company's 1999 annual meeting of shareholders, if the Company does not receive notice of a shareholder proposal intended to be presented at such annual meeting (which the shareholder has not previously sought to include in the Company's proxy statement) by March 3, 1999, then the holders of proxies solicited by the Board of Directors of the Company will be allowed to use their discrestionary voting authority referred to above with respect to such proposal.

ITEM 6.

     (a)  Exhibits.

          10.1  Pamida Holdings Corporation 1998 Stock Incentive Plan.

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


                                        PAMIDA HOLDINGS CORPORATION
                                        ---------------------------
                                               (Registrant)

Date:  December 16, 1998                By: /s/ STEVEN S. FISHMAN
       -----------------                    ------------------------------
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer

Date:  December 16, 1998                By: /s/ TODD D. WEYHRICH
       -----------------                    ------------------------------
                                            Todd D. Weyhrich,
                                            Vice President, Controller and
                                            Chief Accounting Officer