Form 10-K
period 1999-01-31
PAMIDA HOLDINGS CORP/DE/
filed 1999-04-23
CIK 864760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1999
                         Commission File Number 1-10619

                          PAMIDA HOLDINGS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                           47-0696125
     -------------------------------     ----------------------------
     (State or other jurisdiction of     (IRS Employer Identification
      incorporation or organization)                Number)

         8800 "F" Street, Omaha, Nebraska            68127
     ---------------------------------------       ----------
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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $18,396,051 based upon the closing price for such stock on the American Stock Exchange on such date.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                   Outstanding at
       Class of Stock                              March 22, 1999
     ----------------------                       ----------------
         Common Stock                             6,026,495 shares
     Nonvoting Common Stock                       3,050,473 shares

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's proxy statement dated April 5, 1999, for the annual meeting of the registrant's stockholders to be held on May 20, 1999, are incorporated by reference into Part III.


                                    PART I

ITEM 1. BUSINESS.

     FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this Form 10-K contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, customer buying preferences and patterns, competitive conditions, Company performance, Year 2000 compliance and Company financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. Plans for new stores are subject to numerous contingencies discussed below in this Form 10-K. The Company further cautions that the forward-looking information contained in this Form 10-K is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

     GENERAL.

     Pamida Holdings Corporation conducts a general merchandise retail business through its wholly-owned subsidiary, Pamida, Inc., a Delaware corporation. Unless the context indicates otherwise, the terms "Pamida" and "Company" refer collectively to Pamida Holdings Corporation, its direct and indirect subsidiaries and their predecessors, and "Holdings" refers only to Pamida Holdings Corporation.

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

     Except for the discussion in the final section of this Item 1, the information contained in this Item 1 relates only to the Company's general merchandise retail stores.

     STORES.

     At January 31, 1999, the Company operated 146 general merchandise retail stores located in 146 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant general merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 80% of the communities in which its stores are located.

     Pamida stores generally are located in small towns where there often is less competition from another major general merchandise retailer and which the Company considers to be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At January 31, 1999, 117 of the Company's 146 stores faced no direct local competition from other general merchandise retailers.

     The Company's stores average approximately 30,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At January 31, 1999, the Company's stores had an aggregate sales area of approximately 4,413,000 square feet.

     The following table indicates the states in which the Company's general merchandise stores were located as of January 31, 1999:

State                                                       No. of
-----                                                       Stores     Percent
                                                            ------     -------
Minnesota...................................................   28         19.2%
Iowa........................................................   26         17.8
Wisconsin...................................................   15         10.3
Nebraska....................................................   14          9.6
Michigan....................................................   12          8.2
Ohio........................................................   10          6.8
Wyoming.....................................................    9          6.1
North Dakota................................................    7          4.8
South Dakota................................................    6          4.1
Montana.....................................................    6          4.1
Indiana.....................................................    4          2.7
Kansas......................................................    3          2.1
Illinois....................................................    3          2.1
Kentucky ...................................................    2          1.4
Missouri ...................................................    1          0.7
                                                            -----        -----
                                                             146         100.0%
                                                            =====        =====

     The following tables show the number of the Company's general merchandise store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1995:


                                                     Fiscal Year Ended
                                                ----------------------------
                                                1999  1998  1997  1996  1995
                                                ----  ----  ----  ----  ----
   Beginning of year                             148   148   144   184   173
     Stores opened in new markets                  4     1     6     7    17
     Stores relocated in existing markets          2     2     2     3     -
     Stores closed (includes relocated stores)    (8)   (3)   (4)  (10)   (6)
                                                 ---   ---   ---   ---   ---
     End of year                                 146   148   148   184   184
     Less 40 Closed Stores                                         (40)
                                                                   ---
                                                                   144
                                                                   ===


                                                     Fiscal Year Ended
                                                ----------------------------
                                                1999  1998  1997  1996  1995
                                                ----  ----  ----  ----  ----
     Square feet of store sales area at
        year-end (in millions)                  4.41  4.41  4.35  5.22  5.09
     Less 40 Closed Stores                                       (1.09)
                                                                  ----
                                                                  4.13
                                                                  ====
     The Company regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

     STORE EXPANSION PROGRAM.

     The Company's store expansion program is subject to the Company's ability to access financing or negotiate satisfactory leases, as well as to the ability of prospective landlords to obtain financing for new store buildings, and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Up to fifteen new stores, none of which are replacement stores, are expected to commence operations during the fiscal year ending January 30, 2000.

     The Company has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

     The Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana, during the second quarter of fiscal 1998. Pamida believes that its existing distribution facilities (including the expandable Lebanon, Indiana, facility), senior and middle management staff and corporate infrastructure should allow the Company to accommodate its currently anticipated growth.

     The Company typically invests approximately $1,550,000 to $1,750,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $500,000 for store fixtures and equipment. In most cases, building and land costs of approximately $1,550,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process and because of construction financing constraints, Pamida frequently constructs stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions involving such stores with unaffiliated investors. At January 1, 1999, the Company has built, or is building, twelve stores which the Company expects to sell and lease back within the next twelve to eighteen months.

     SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with reliable and convenient family shopping and to feature nationally advertised brand-name products as well as select private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 15.4% of total store sales during the fiscal year ended January 31, 1999.

     Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

     Pamida's three primary merchandise divisions are softlines, hardlines and pharmacies. The softlines division includes mens', womens', childrens' and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, paper and cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies, consumables and candy items.

     The Company currently owns and operates pharmacies in 54 of its larger stores, and five of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, subject to regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

     During the fiscal year ended January 31, 1999, the hardlines division accounted for approximately 72% of Pamida's total sales, while the apparel division and the pharmacies accounted for approximately 21% and 7%, respectively, of Pamida's total sales.

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

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) amount to approximately 29% of the full year's sales and normally involve a greater proportion of higher margin merchandise.

     ADVERTISING AND PROMOTION.

     The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1999, Pamida spent approximately $11,936,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.8% of fiscal 1999 sales.

     PURCHASING AND DISTRIBUTION.

     Pamida maintains a centralized purchasing, merchandise allocation and store planning staff at its central offices. The merchandising department includes two general merchandise managers, three hardlines divisional merchandise managers and two apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

     The merchandise in the Company's stores is purchased from approximately 2,400 primary manufacturers, suppliers and other vendors. Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

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

     During fiscal 1999, approximately 77% of Pamida's merchandise was distributed to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     COMPETITION.

     The general merchandise retail business is highly competitive. The Company's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater financial resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the general merchandise retail industry are store location, merchandise selection and quality, customer service and price, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, reliable in-stocks, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "Hometown Values", "We Care" and "We're Listening".

     Pamida stores generally are located in small towns where there is no direct local competition from another major general merchandise retailer and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading general merchandise retailer in approximately 80% of the communities in which its stores are located.

     At January 31, 1999, 117 of Pamida's 146 general merchandise stores were located in communities in which there was no direct local competition from other major general merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 13, 13, 7, 3 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 29 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

     Merchandise prices generally are established on a zone basis at Pamida's central office, although store managers are given discretion to adjust prices of key items to meet local competition and to match a competitor's advertised prices. Zone pricing allows the Company to establish prices at different levels in different trade territories, based primarily on competitive conditions within such territories, rather than having a uniform pricing structure throughout the entire chain. Pamida conducts a continuous program of competitor price comparisons that enables the Company to make merchandise price adjustments, when necessary, to assure that the Company maintains a competitive position.

     EMPLOYEES.

     As of January 31, 1999, Pamida had approximately 6,000 employees, of whom approximately 2,900 were full-time and 3,100 were part-time. The number of employees varies on a seasonal basis. Pamida's employees are not represented by a labor union, and the Company believes that its relations with its employees are good.

     At January 31, 1999, the average length of service of the Company's management staff was as follows:


                                                              Average
                                                               Years
                                                  Number     of Service
                                                  ------     ----------
     Chief Executive and Operating Officers            2           17.2
     Senior Vice Presidents and Vice Presidents       19            7.2
     District Managers                                12           20.9
     Pharmacy District Supervisors                     4            6.2
     Store Managers                                  148           11.8
     Pharmacy Managers                                54            3.2

     Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all employee benefits. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

     HEARTLAND HOME FURNISHINGS.

     During the third quarter of fiscal 1999, the Company converted a former general merchandise store, which had substantial direct competition from a national discount chain store, to a "Heartland Home Furnishings" (Heartland) store, which sells furniture, rugs, lamps, accessories and other home furnishings items. This new concept is currently being tested as a potential alternative use for certain of the Company's general merchandise store properties which are not performing to management's standards. The Company plans to open four additional Heartland stores in the first quarter of fiscal 2000 and will consider a very limited number of additional Heartland stores during the year. The Company will continue to assess the results of this test concept on a going forward basis, and there can be no assurance that the Company will either continue or expand this retail store concept.


ITEM 2. PROPERTIES.

     At January 31, 1999, the Company owned 14 of its 147 store buildings, while its remaining 133 stores (including the Heartland Home Furnishings store) operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 65% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at January 31, 1999:



                       Lease Expiring            Number of Leased Stores
             During the Fiscal Year Ending (1)           1/31/99
             ---------------------------------   -----------------------

                          2000.........................     16
                          2001.........................     14
                          2002.........................      8
                          2003.........................      6
                          2004.........................      4
                        Thereafter.....................     85
                                                           ---
                        Total .........................    133
                                                           ===
(1) Includes renewal options.


     Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

     The Company's general offices and one of its three distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of distribution center space and approximately 80,000 square feet of office space.

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

     Pamida also has a facility in Omaha which contains approximately 41,000 square feet of space and is located immediately adjacent to the Company's corporate office. This facility, which is owned by Pamida, is used for processing of merchandise to be returned to vendors and by the advertising department in connection with its printing operations.

     In addition to its retail stores, distribution centers and corporate facilities, Pamida's tangible assets include inventories, warehouse and store fixtures and equipment, merchandise handling equipment, office and data processing equipment, motor vehicles and an airplane.


ITEM 3. LEGAL PROCEEDINGS.

     Pamida is a party to a number of lawsuits incidental to its business, the outcome of which, both individually and in the aggregate, is not expected to have a material adverse effect on the Company's operations or financial condition.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None


                                      * * *


     EXECUTIVE OFFICERS OF THE REGISTRANT.

     The present executive officers of Holdings are Steven S. Fishman (Chairman of the Board, President and Chief Executive Officer), Frank A. Washburn (Executive Vice President, Chief Operating Officer and Secretary), and George R. Mihalko (Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary). Information concerning such executive officers appears in the following paragraphs:

     Mr. Fishman, age 48, has served as President and Chief Executive Officer of Holdings and Pamida, Inc. since April 1993 and as Chairman of the Board of Holdings and Pamida, Inc. since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines. Mr. Fishman has been a director of Holdings since 1993 and also is a director of Pamida, Inc.

     Mr. Washburn, age 50, has served as Chief Operating Officer of Holdings and Pamida, Inc. since March 1997, Executive Vice President of Holdings since September 1995 and Executive Vice President of Pamida, Inc. since February 1995. Mr. Washburn previously served as Senior Vice President - Human Resources of Pamida, Inc. from 1993 to 1995 and as Vice President - Human Resources of
Pamida, Inc. from 1987 to 1993. Mr. Washburn also serves as Secretary of Holdings and Pamida, Inc. Mr. Washburn joined Pamida's predecessor in 1965. Mr. Washburn has been a director of Holdings since 1995 and also is a director of Pamida, Inc.

     Mr. Mihalko, age 44, has served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Holdings and Pamida, Inc. since September 1995. From February 1993 to September 1995, Mr. Mihalko was employed by Pier 1 Imports, Inc. as Vice President and Treasurer. From July 1990 to February 1993, Mr. Mihalko was employed by Burlington Northern Railroad as Assistant Treasurer.

     The executive officers of Holdings may be removed from their respective positions as such officers at any time by the Board of Directors of Holdings, subject to any rights which they may have under employment agreements with the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of Holdings is listed and traded on the American Stock Exchange.

     The high and low sales prices for the Common Stock of Holdings on the American Stock Exchange for fiscal 1999 and fiscal 1998 are as follows:

     Fiscal 1999:           High       Low
     ------------          ------     -----
     4th Quarter ..........4 9/16     3
     3rd Quarter ..........7          3 1/4
     2nd Quarter ..........7 3/4      5 7/8
     1st Quarter ..........6 1/4      4 5/8


     Fiscal 1998:            High       Low
     ------------          ------     -----
     4th Quarter ..........6 1/8      4 1/4
     3rd Quarter ..........6 7/16     4 1/8
     2nd Quarter ..........4 1/8      2 3/4
     1st Quarter ..........3 1/2      2


     As of March 22, 1999 there were 256 record holders of the Common Stock of Holdings.

     There is no market for the Nonvoting Common Stock of Holdings, all of which presently is owned by 399 Venture Partners, Inc., an indirect wholly-owned subsidiary of Citigroup Inc.

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

                                                                       FISCAL YEAR ENDED
                                                --------------------------------------------------------------
                                                January 31,  February 1,  February 2,  January 28,  January 29,
                                                    1999        1998        1997 (1)      1996          1995
INCOME STATEMENT DATA:
  Sales......................................   $  672,394   $  657,017   $  633,189   $  736,315   $  711,019

  Gross profit...............................      167,568      161,935      154,090      177,688      177,367
  Selling, general and
    administrative expenses..................      134,288      128,436      124,429      150,102      142,689
  Interest expense...........................       25,847       30,213       30,457       30,520       28,263
  Long-lived asset write-off                             -            -            -       78,551            -
  Store closing costs........................            -            -            -       21,397            -
                                                ----------   ----------   ----------   ----------   ----------
  Income (loss) before provision for income
    taxes and extraordinary item.............        7,433        3,286         (796)    (102,882)       6,415
  Income tax  provision (benefit)............        2,887            -            -       (7,863)       3,500
                                                ----------   ----------   ----------   ----------   ----------

  Income (loss) before extraordinary item....        4,546        3,286         (796)     (95,019)       2,915
  Extraordinary item.........................            -        1,735            -          371            -
                                                ----------   ----------   ----------   ----------   ----------

  Net income (loss) .........................        4,546        5,021         (796)     (94,648)       2,915
  Effect of preferred stock reclassification.            -          756            -            -            -

  Less preferred dividends
    and discount amortization................            -         (407)        (391)        (362)        (361)
                                                ----------   ----------   ----------   ----------   ----------

  Net income (loss) available
    for common shares........................   $    4,546   $    5,370   $   (1,187)  $  (95,010)  $    2,554
                                                ==========   ==========   ==========   ==========   ==========

  Weighted average number of basic shares
    outstanding..............................    9,046,410    5,843,441    5,004,942    5,002,853    4,999,984
  Weighted average number of diluted shares
    outstanding..............................    9,094,194    5,875,463    5,004,942    5,002,853    5,039,684

  Basic net income (loss) per share:
  Income (loss) before extraordinary item....   $      .50   $      .62   $     (.24)  $   (19.07)  $      .51
  Extraordinary item.........................            -          .30            -          .08            -
                                                ----------   ----------   ----------   ----------   ----------
  Basic income (loss)........................   $      .50   $      .92   $     (.24)  $   (18.99)  $      .51
                                                ==========   ==========   ==========   ==========   ==========
  Diluted net income (loss) per share:
  Income (loss) before extraordinary item....   $      .50   $      .62   $     (.24)  $   (19.07)   $     .51
  Extraordinary item.........................            -          .29            -          .08            -
                                                ----------   ----------   ----------   ----------   ----------
  Diluted income (loss)......................   $      .50   $      .91   $     (.24)  $   (18.99)  $      .51
                                                ==========   ==========   ==========   ==========   ==========

BALANCE SHEET DATA:
  Working capital............................   $   43,329   $   37,421   $   28,673   $   34,082   $   46,725
  Total assets...............................      298,215      260,081      269,188      258,525      354,367
  Long-term debt (less current portion)......      140,242      140,289      168,000      163,746      162,505
  Obligations under capital leases (less
    current portion).........................       35,925       32,156       33,999       36,559       43,050
  Redeemable preferred stock.................            -            -        1,875        1,826        1,779
  Stockholders' (deficit) equity.............      (47,539)     (52,275)     (87,303)     (86,116)       8,876

OTHER DATA:
  Team members...............................        6,000        5,600        5,700        7,200        7,200
  Number of stores...........................          147          148          148          184          184
  Retail square feet (in millions)...........         4.45         4.41         4.35         5.22         5.09
(1) Represents a 53-week year.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (DOLLAR AMOUNTS IN THOUSANDS)


YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED FEBRUARY 1, 1998


     SALES - Total sales during fiscal 1999 increased by $15,377, or 2.3%, from 1998. During fiscal 1999, sales in comparable stores increased by $18,826, or 3.0%. During fiscal 1999, the Company opened six new stores, of which four are located in new markets and two were relocations; the Company also closed seven stores during fiscal 1999, resulting in a net increase in selling area during the fiscal year of approximately 43,000 square feet. At January 31, 1999, the Company had a total of approximately 4,451,000 square feet of sales area.

     Sales during the second half of the year were adversely affected by economic weaknesses in the agricultural communities in which many of the Company's stores are located. Also, unseasonably warm weather during much of the fall and early winter season further tempered sales, especially in the winter clothing and other seasonal sales categories. The Company's in-stock position in basic merchandise suffered during the third quarter and the early part of the fourth quarter due to implementation issues related to a comprehensive new merchandising and inventory replenishment system installed late in the second quarter. Sales increased dramatically during the period from Christmas to the end of the fiscal year due to improved in-stock positions and normal seasonal weather conditions.

     The Company experienced sales increases in many merchandise categories during fiscal 1999. The most significant increases occurred in pharmacy and prescriptions, which increased 27.4% or $10,685, and in the yarns and crafts, lawn and garden, bath and floor care, pet supplies and furniture categories which increased by lesser amounts. Other categories experiencing gains were athletic shoes, boys' toys, bedding, grocery, beauty aids, audio and video, junior apparel, appliances, team sports and electronics. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, hosiery, paint and electric, paper and cleaning, misses apparel and infants and toddlers categories.

     During  the  third  quarter,   the  Company   converted  a  former  general
merchandise store, which had substantial direct competition from a national discount chain store, to a "Heartland Home Furnishings" (Heartland) store, which sells furniture, rugs, lamps, accessories and other home furnishings items. This new concept is currently being tested as a potential alternative use for certain of the Company's general merchandise store properties which are not performing to management's standards. The Company plans to open four additional Heartland stores in the first quarter of fiscal 2000 and will consider a very limited number of additional Heartland stores during the year. The Company will continue to assess the results of this test concept on a going forward basis, and there can be no assurance that the Company will either continue or expand this retail store concept.

     GROSS PROFIT - Gross profit for fiscal 1999 increased by $5,633, or 3.5%, compared to fiscal 1998. As a percent of sales, gross profit improved to 24.9% from 24.6%. The Company's merchandise gross margin as a percent of sales increased to 27.9% in fiscal 1999 from 27.6% in fiscal 1998. Total warehouse and distribution costs amounted to 2.9% of sales compared to 2.8% last year. Markdowns were substantially lower for the year due to lower inventory in most softlines categories, especially in fashions and other categories which have higher potential for markdowns. The Company also implemented more competitive pricing on many softlines goods which also contributed to a reduced need for markdowns due to greater sell-through. Most sales categories experienced increases in gross margin dollars for the year. Categories with the largest increases in gross margin dollars were pharmacy and prescriptions, groceries, yarns and crafts, housewares, junior apparel, beauty aids, pet supplies and furniture. The largest dollar decreases in gross margin were in the automotive, hosiery, misses apparel, cameras and candy categories.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $5,852, or 4.6%, to $134,288 in fiscal 1999 from $128,436 in fiscal 1998. As a percentage of sales, SG&A expense increased to 20.0% from 19.5% last year. Over half of the total net increase in SG&A expense for the year was attributable to higher store payroll due primarily to normal wage increases and the effects of federally mandated minimum wage increases. Corporate general and administrative costs increased by $1,859, or 6.6%, due primarily to increased depreciation and amortization costs related to financial and merchandising systems implemented within the last year. General and administrative payroll also increased with the largest increase being incurred in the information systems area to support the implementation and maintenance of the various new systems which have been, and are being, implemented. Store controllable expenses increased $1,558, or 8.2%. The largest increases in these expenses related to supplies, janitorial costs and charge card fees. Advertising expenses increased $1,468, or 14.0%, due to a significant increase in the number and cost of special advertising events and increased costs of advertising circulars. Store fixed costs increased $813, or 3.2%, primarily due to the effect of higher costs of new store locations. These increases in costs were offset by other income which increased by approximately $2,685 and included: 1) the favorable settlement of a lawsuit related to pharmacy operations which netted $1,333 in income, 2) a gain on the sale of the Polson, Montana store property of $999, 3) the partial reversal of a reserve established in fiscal 1996 related to the 40 store closings at that time totaling $535 to reflect the impact of the planned conversion of two of the leased properties to Heartland stores in fiscal 2000 and 4) the partial reversal of a reserve established in fiscal 1998 for a long-term incentive plan, the value of which is determined by the trading price of the stock, totaling $575 to reflect the liability indicated by the actual price of the common stock at year end.

     INTEREST expense decreased by $4,366, or 14.5%, for fiscal 1999 compared to fiscal 1998. As described in Note L to the financial statements, the decrease in interest expense for fiscal 1999 was primarily attributable to the payment of certain promissory notes of the Company with common stock in November 1997, thereby relieving the Company of the quarterly compounding interest obligation which had previously been paid in kind. In fiscal 1998 total interest expense related to these promissory notes totaled $3,974. In addition, interest expense related to the revolving line of credit decreased by $859 in fiscal 1999 compared to fiscal 1998 due to lower average borrowings, especially during the early part of fiscal 1999, and reduced interest rates. These decreases in expense were offset somewhat by higher interest expense related to capital leases.

     INCOME TAX PROVISION - In fiscal 1999, income taxes were recorded at a 38.8% effective tax rate. The Company's loss carryforwards from store closing charges recorded in fiscal 1996 were utilized in the fourth quarter of fiscal 1998 to completely offset income taxes from normal operating activities of the Company and to reduce income taxes related to the promissory note repayment and preferred stock reclassification transactions which were consummated on November 18, 1997. The Company expects that operations in the future will continue to be taxable at a normal tax rate.


YEAR ENDED FEBRUARY 1, 1998 COMPARED TO YEAR ENDED FEBRUARY 2, 1997


     SALES - Total sales during the 52-week fiscal 1998 period increased by $23,828, or 3.8%, from the 53-week fiscal 1997 period. On a 52 to 52-week basis, total net sales increased by 5.2%. During fiscal 1998, sales in comparable stores increased by $24,135, or 4.0%.

     During fiscal 1998, the Company opened three new stores, of which one is located in a new market and two were relocations; the Company also closed one store (which was replaced during fiscal 1999 by a new store in the same market), resulting in a net increase in selling area during the fiscal year of approximately 61,000 square feet and a year-end total of approximately 4,408,000 square feet.

     The Company experienced sales increases in most merchandise categories during fiscal 1998. The most significant increases occurred in pharmacy prescriptions, housewares, toys, athletic shoes and team sports apparel. Other categories experiencing gains were stationery, sporting goods, appliances, paper and cleaning supplies and pet supplies. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, mens' fashion apparel, jewelry and watches and juniors' apparel categories.

     GROSS PROFIT - Gross profit for the 52-week fiscal 1998 period increased by $7,845, or 5.1%, compared to the 53-week fiscal 1997 period. As a percentage of sales, gross profit improved to 24.6% from 24.3%. The Company's merchandise gross margin as a percentage of sales decreased to 27.6% in fiscal 1998 from 27.8% in fiscal 1997. The decrease in merchandise gross margin percent of sales was offset by substantial expense reductions in the distribution and transportation areas made possible by operating efficiencies gained largely from a new distribution center management system implemented during fiscal 1997. During the prior fiscal year, the Company incurred higher than normal labor cost in its distribution centers due to implementation issues related to the distribution center management system. Total distribution and transportation costs amounted to 2.8% of sales compared to 3.3% last year.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $4,007, or 3.2%, to $128,436 in fiscal 1998 from $124,429 in fiscal 1997. As a percentage of sales, SG&A expense decreased to 19.5% from 19.7% last year. Most of the total net increase in SG&A expense for the year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation expenses. Store occupancy costs increased by $989, but remained at 3.9% as a percentage of net sales for both fiscal 1998 and 1997. Store payroll costs and controllable costs decreased by $392 and $121, respectively, during fiscal 1998 as compared to last year. As a percentage of net sales, store payroll costs and controllable costs decreased from 8.0% to 7.7% and 3.0% to 2.9% for the fiscal periods ended 1998 and 1997, respectively.

     INTEREST expense decreased by $244, or 0.8%, for fiscal 1998 compared to fiscal 1997. As described in Note L to the financial statements, the decrease in interest expense for fiscal 1998 was attributable to the payment of certain promissory notes of the Company with common stock in November 1997, thereby relieving the Company of the quarterly compounding interest obligation which had previously been paid in kind. That decrease was offset in part by an increase in interest expense of approximately $900 related to higher outstanding balances on the revolving line of credit resulting from higher investments in basic inventory during the year as well as the funding of certain of the Company's information systems initiatives.

     INCOME TAX PROVISION - The Company's loss carryforwards from store closing charges recorded in fiscal 1996 were utilized during fiscal 1998 to completely offset income taxes from normal operating activities of the Company and to reduce income taxes related to the promissory note repayment and preferred stock reclassification transactions which are described in Note L to the financial statements. No income tax benefit on losses for fiscal 1997 was recorded as the Company could not establish, as of fiscal year end 1997, with a reasonable degree of certainty, the potential utilization of loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters, while fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

     The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used in operating activities totaled $5,734 in fiscal 1999, and funds provided by operating activities totaled $21,488 in fiscal 1998. Funds used in operations totaled $7,897 in fiscal 1997. The change in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of increases in inventory and other operating assets, offset somewhat by increases in accounts payable, primarily related to the Company's higher inventory levels. The positive change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of improved operating results, a net decrease in inventory and increases in operating and tax liabilities.

     Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and extended to July 2001. The amendment increased the maximum borrowing limit to $125,000 from $95,000 and reduced interest rate spreads by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities, which the Company is using to accelerate its new store opening program in fiscal 2000.

     Borrowings under the Agreement bear interest at a rate which is tied to the prime rate (as defined) or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. Included in the July 2, 1998 amendment to the Agreement were provisions substantially increasing the maximum permitted borrowings available to Pamida. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

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

     Obligations under the Agreement were $66,497 at January 31, 1999 and $45,194 at February 1, 1998. Included in this amount is $9,590 of borrowings under the $25,000 supplemental facility. Total unused borrowing availability under the Agreement as of January 31, 1999 totaled $49,568 compared to $31,288 at the end of the prior fiscal year. As noted above, this facility expires in July 2001, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of Pamida. The Company had long-term debt and obligations under capital leases of $176,167 at January 31, 1999 and $172,445 at February 1, 1998. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and refinancings. At January 31, 1999, the Company was in compliance with all covenants contained in its various financing agreements.

     The Company reclassified all preferred stock into common stock effective November 18, 1997. Accordingly, the Company had no remaining obligations related to the preferred stock as of the end of fiscal 1998. Since the Company conducts no operations of its own, prior to the November 18, 1997, reclassification of the preferred stock, the only cash requirement of the Company related to preferred stock dividends in the aggregate annual amount of approximately $316; and Pamida was expressly permitted under its then existing credit facilities to pay dividends to the Company to fund such preferred stock dividends. Because of the accumulated deficit which resulted primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, applicable corporate law did not permit the Company or Pamida to declare or pay any cash dividends in fiscal 1999, 1998 and 1997.

     The Company made capital expenditures of $8,328 in fiscal 1999 compared to $6,654 during fiscal 1998. The Company also made expenditures of $6,435 and $3,848 in fiscal 1999 and 1998, respectively, related to information systems software. In addition, the Company incurred construction costs related to new stores opened during fiscal 1999 totaling $8,720. Capital expenditures and information systems software costs are expected to total approximately $20,000 in fiscal 2000. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords, as well as borrowings under the Agreement. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations. In the first half of fiscal 1999, the Company sold and leased back six store properties with net cash proceeds totaling $8,475. The leases are classified as capital and operating leases for four and two store properties, respectively. The annual lease payments for the six store properties for each of the next five years total $933. Proceeds from the sales were used to reduce outstanding indebtedness under the Company's revolving line of credit.

     The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near-term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements, systems and working capital. The Company expects to continue to finance these investments through cash flow from operations, leases from unaffiliated landlords, trade credit and borrowings under the Agreement. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.


YEAR 2000 READINESS DISCLOSURE

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

INTERNAL CONSIDERATIONS:

     The Company's IT systems include proprietary and third-party software and related hardware as well as data and telephone networks. Since 1994, the Company has modernized its information technology by replacing five of its mission-critical legacy systems (inventory, distribution center management, logistics, store operations and financial systems) with purchased and leased software and hardware. While the primary impetus for replacing the legacy systems was to substantially improve each system's functionality, an additional expected benefit is that the new systems are designed to be Year 2000 compliant. The two most recent implementations, financial and inventory systems, are each approximately 85% complete. The remaining 15% of these projects is planned to be completed by the end of August 1999. The logistics, distribution center management and store operations systems implementations are complete and, as needed, will be upgraded further. The Company's other major system, human resources (including payroll processing), is being replaced currently and is planned for completion by the end of October 1999. Each of these systems has been certified as being Year 2000 compliant by the respective vendors.

     In addition to the aforementioned systems, the Company has numerous other systems applications and interfaces between systems which are maintained by the Company. Approximately 25% of these systems and interfaces have been modified to address the Year 2000 issue. Those remaining systems and interfaces which are believed to have potentially material adverse effects on the Company's operations or financial results in the event of failure are planned for necessary modifications to be completed and tested by July 1999. The hardware supporting these systems is planned to be replaced with Year 2000 compliant hardware before July 1999.

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

EXTERNAL CONSIDERATIONS:

     The Company has identified its key business partners and will take prudent steps to assess their Year 2000 readiness and mitigate the risk if they are not prepared for the Year 2000. Accordingly, the Company is participating in the International Mass Retail Association (IMRA) task force's efforts to obtain assurances from vendors and service providers related to their Year 2000 compliance. If certain vendors are unable to deliver product on a timely basis, due to their own Year 2000 issues, the Company anticipates there will be others who will be able to deliver similar goods. The Company also recognizes the risks
to  the  Company   if  other  key  suppliers  in   utilities,   communications,
transportation, banking and government areas are not ready for the Year 2000, and therefore is beginning to develop contingency plans to mitigate the potential adverse effects of these risks, and intends to have such plans completed before December 1999.

COSTS RELATED TO YEAR 2000:

     The majority of the systems the Company has recently implemented, and those new systems yet to be implemented, have substantially improved functionality over the Company's legacy systems which they replace. Accordingly, most of the costs associated with these systems have been, and will continue to be, capitalized. Thus far in fiscal 1999, the Company has expensed less than $50 related directly to Year 2000 readiness, and prior to fiscal 1999 the amounts expensed were similarly immaterial. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is being charged to expense as incurred and is expected to total approximately $500 to $1,000. All expenditures related to the Company's Year 2000 readiness initiatives will be funded by cash flow from operations and the Agreement and are included in the Company's operating plans.

SUMMARY:

     The Company anticipates that the most reasonably likely worst-case scenarios include, but are not limited to, loss of communications with stores, loss of electric power and other utility services, inability to process transactions or engage in normal business activity, and delayed receipt of merchandise from vendors. In planning for the most likely worst-case scenarios, the Company is addressing all three major elements in its plan. The Company believes its IT systems will be ready for the Year 2000, but the Company may experience some incidences of non-compliance. The Company plans to allocate internal resources and, if possible, retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Development of contingency plans for non-IT systems is currently in process, and the Company is prepared to dedicate the required resources to carry out those plans for key non-IT systems, such as store and phone communications systems.

     In addition to the risks previously described, the Company must also be successful in retaining numerous key employees and external service providers involved with systems implementation and validation. Failure by the Company to complete implementation of all mission-critical systems, inability of the Company to properly address significant system interface issues or failure of the vendors of the aforementioned software and hardware to have eliminated the potential Year 2000 issues within the software and hardware could materially and adversely affect the Company's ability to execute various aspects of its operations, its ability to generate sales and ultimately its operations' financial results.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following Discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking statements.

INTEREST RATE RISK

     At January 31, 1999, the Company had fixed-rate long-term debt totaling $140,289 and having a fair value of $134,992. These instruments are fixed-rate and therefore do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. However, the fair value of these instruments would fluctuate by approximately $12,263 if interest rates were to increase or decrease by 10% from their levels at January 31, 1999. In general, such a change in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At January 31, 1999, the Company had floating rate obligations of $66,497 which expose the Company to the possibility of increased or decreased interest expense in the event of changes in short-term interest rates. If the floating rates were to change by 10% from the January 31, 1999 levels, the Company's consolidated interest expense for floating-rate obligations would increase or decrease by approximately $49 during each month in which such change continued based upon January 31, 1999 principal balances.

     The Company's practice is not to hold or issue financial instruments for trading purposes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



     We have audited the accompanying consolidated balance sheets of Pamida Holdings Corporation and subsidiary as of January 31, 1999 and February 1, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pamida Holdings Corporation and subsidiary as of January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP

Omaha, Nebraska
March 9, 1999



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLAR AMOUNTS IN THOUSANDS) - EXCEPT PER SHARE DATA)


                                                                            Fiscal Year Ended
                                                                   ------------------------------------
                                                                   January 31,  February 1,  February 2,
                                                                      1999         1998         1997
                                                                   (52 weeks)   (52 Weeks)   (53 Weeks)
                                                                   ----------   ----------   ----------
Sales...........................................................   $  672,394   $  657,017   $  633,189
Cost of goods sold..............................................      504,826      495,082      479,099
                                                                   ----------   ----------   ----------
Gross profit....................................................      167,568      161,935      154,090
                                                                   ----------   ----------   ----------
Expenses:
  Selling, general and administrative...........................      134,288      128,436      124,429
  Interest......................................................       25,847       30,213       30,457
                                                                   ----------   ----------   ----------
                                                                      160,135      158,649      154,886
                                                                   ----------   ----------   ----------
Income (loss) before provision for income
  taxes and extraordinary item..................................        7,433        3,286         (796)
Income tax  provision...........................................        2,887            -            -
                                                                   ----------   ----------   ----------
Income (loss) before extraordinary item.........................        4,546        3,286         (796)
Extraordinary item..............................................            -        1,735            -
                                                                   ----------   ----------   ----------
Net income (loss) ..............................................        4,546        5,021         (796)
Effect of preferred stock reclassification......................            -          756            -
Less provision for preferred dividends and discount amortization            -         (407)        (391)
                                                                   ----------   ----------   ----------
Net income (loss) available for common shares...................   $    4,546   $    5,370   $   (1,187)
                                                                   ==========   ==========   ==========

Basic income (loss) per share:
  Income (loss) before extraordinary item.......................   $      .50   $      .62   $     (.24)
  Extraordinary item............................................            -          .30            -
                                                                   ----------   ----------   ----------
  Basic income (loss)...........................................   $      .50   $      .92   $     (.24)
                                                                   ==========   ==========   ==========

Diluted income (loss) per share:
  Income (loss) before extraordinary item.......................   $      .50   $      .62   $     (.24)
  Extraordinary item............................................            -          .29            -
                                                                   ----------   ----------   ----------
  Diluted income (loss).........................................   $      .50   $      .91   $     (.24)
                                                                   ==========   ==========   ==========

See notes to consolidated financial statements.



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              (DOLLAR AMOUNTS IN THOUSANDS - EXCEPT PER SHARE DATA)


                               ASSETS                                              January 31,  February 1,
                                                                                      1999         1998
Current assets:                                                                    ----------   ----------
  Cash..........................................................................   $    7,588   $    6,816
  Accounts receivable, less allowance for doubtful accounts of $50 in both years       10,125        8,384
  Merchandise inventories.......................................................      180,063      152,927
  Prepaid expenses..............................................................        3,698        2,838
                                                                                   ----------   ----------
     Total current assets.......................................................      201,474      170,965
Property, buildings and equipment, net..........................................       38,411       40,812
Leased property under capital leases, less accumulated
  amortization of  $18,024 and $15,387, respectively............................       28,254       25,181
Deferred financing costs........................................................        2,301        2,755
Other assets....................................................................       27,775       20,368
                                                                                   ----------   ----------
                                                                                   $  298,215   $  260,081
                                                                                   ==========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................   $   53,772   $   47,687
  Loan and security agreement...................................................       66,497       45,194
  Accrued compensation..........................................................        5,405        5,768
  Accrued interest..............................................................        6,614        6,668
  Other accrued expenses........................................................       12,196       13,791
  Income taxes - deferred and current payable...................................       11,740       12,546
  Current maturities of long-term debt..........................................           47           47
  Current obligations under capital leases......................................        1,874        1,843
                                                                                   ----------   ----------
     Total current liabilities..................................................      158,145      133,544
Long-term debt, less current maturities.........................................      140,242      140,289
Obligations under capital leases, less current obligations......................       35,925       32,156
Other long-term liabilities.....................................................       11,442        6,367
Commitments and contingencies (Note O)..........................................            -            -

Stockholders' equity:
  Common stock, $.01 par value; 25,000,000 shares authorized; 6,025,595
    and 5,970,439 shares issued and outstanding.................................           60           60
  Nonvoting common stock, $.01 par value; 4,000,000 shares authorized;
    3,050,473 shares issued and outstanding.....................................           30           30
  Additional paid-in capital....................................................       30,776       30,586
  Accumulated deficit...........................................................      (78,405)     (82,951)
                                                                                   ----------   ----------
     Total stockholders' deficit................................................      (47,539)     (52,275)
                                                                                   ----------   ----------
                                                                                   $  298,215   $  260,081
                                                                                   ==========   ==========
 See notes to consolidated financial statements.



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                   Nonvoting   Additional
                                                          Common    Common      Paid-in     (Accumulated
                                                           Stock     Stock      Capital        Deficit)
                                                          ------   ---------   ----------   ------------
Balance at January 28, 1996............................     $ 50   $       -   $      968   $    (87,134)

  Net loss.............................................        -           -            -           (796)
  Amortization of discount on 14-1/4%
    junior cumulative preferred........................        -           -            -            (49)
  Accrued dividends for preferred stockholders.........        -           -            -           (342)
                                                          ------   ---------   ----------   ------------
Balance at February 2, 1997............................       50           -          968        (88,321)

  Net income...........................................        -           -            -          5,021
  Amortization of discount on 14-1/4%
    junior cumulative preferred........................        -           -            -            (38)
  Accrued dividends for preferred stockholders.........        -           -            -           (369)
  Reclassification of preferred stock into common stock        3           -        1,811            756
  Payment of notes with common stock...................        7          30       20,236              -
  Gain on payment of notes held by Venture (net of tax)        -           -        7,571              -
                                                          ------   ---------   ----------   ------------

Balance at February 1, 1998............................       60          30       30,586        (82,951)

  Net income...........................................        -           -            -          4,546
  Exercise of stock options............................        -           -          190              -
                                                          ------   ---------   ----------   ------------
Balance at January 31, 1999............................   $   60   $      30   $   30,776   $    (78,405)
                                                          ======   =========   ==========   ============

See notes to consolidated financial statements.



                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            Fiscal  Year Ended
                                                                   ------------------------------------
                                                                   January 31,  February 1,  February 2,
                                                                      1999         1998         1997
                                                                   (52 Weeks)   (52 Weeks)   (53 Weeks)
                                                                   ----------   ----------   ----------
Cash flows from operating activities:
  Net income (loss).............................................   $    4,546   $    5,021   $     (796)
    Adjustments to reconcile net income (loss) to net cash         ----------   ----------   ----------
    from operating activities:
      Depreciation and amortization.............................       13,456       12,668       11,773
      Provision for LIFO inventory valuation....................          385          606          874
      Provision (benefit) for deferred income taxes.............       (2,738)      (3,297)       3,305
      Noncash interest expense..................................            -        3,974        4,473
      Gain on disposal of assets................................       (1,032)        (150)         (56)
      Deferred retirement benefits..............................         (129)        (142)        (125)
      Extraordinary item........................................            -       (1,735)           -
      Decrease in store closing reserves........................       (1,967)      (3,457)      (3,726)
      Changes in operating assets and liabilities:
        (Increase) decrease  in merchandise inventories.........      (27,521)       3,957       (7,527)
        Increase in other operating assets......................      ( 3,910)        (957)      (2,057)
        Increase (decrease) in accounts payable.................        6,085       (6,558)      (8,842)
        (Decrease) increase in income taxes payable.............         (294)       3,537       (3,250)
        Increase (decrease) in other operating liabilities......        7,385        8,021       (1,943)
                                                                   ----------   ----------   ----------
      Total adjustments.........................................      (10,280)      16,467       (7,101)
                                                                   ----------   ----------   ----------
      Net cash from operating activities........................       (5,734)      21,488       (7,897)
                                                                   ----------   ----------   ----------
Cash flows from investing activities:
  Capital expenditures..........................................       (8,328)      (6,654)      (4,947)
  Capitalized software costs....................................       (6,435)      (3,848)      (3,680)
  Proceeds from disposal of assets..............................        2,095        1,701          917
  Proceeds from sale-leaseback of store facilities..............        8,475            -            -
  Principal payments received on notes receivable...............           52           18           16
  Assets acquired for sale......................................            -            -         (391)
  Changes in constructed stores to be refinanced through lease
    financing...................................................       (8,720)       1,790       (5,845)
                                                                   ----------   ----------   ----------
      Net cash from investing activities........................      (12,861)      (6,993)     (13,930)
                                                                   ----------   ----------   ----------
Cash flows from financing activities:
  Borrowings (payments) under loan and security agreement, net..       21,303      (11,921)      25,527
  Principal payments on other long-term debt....................          (47)         (75)      (1,335)
  Payments for deferred finance costs...........................         (169)        (225)         (54)
  Principal payments on capital lease obligations...............       (1,910)      (1,781)      (2,636)
  Fees related to payment of debt and reclassification of
    preferred stock.............................................            -         (650)           -
  Proceeds from the exercise of  stock options..................          190            -            -
                                                                   ----------   ----------   ----------
      Net cash from financing activities........................       19,367      (14,652)      21,502
                                                                   ----------   ----------   ----------
  Net increase (decrease) in cash...............................          772         (157)        (325)
  Cash at beginning of year.....................................        6,816        6,973        7,298
                                                                   ----------   ----------   ----------
Cash at end of year.............................................   $    7,588   $    6,816   $    6,973
                                                                   ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest....................................................   $   25,278   $   25,834   $   24,804
    Income taxes:
      Payments to taxing authorities............................        1,608          112          386
      Refunds received from taxing authorities..................         (141)      (3,952)        (442)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Capital lease obligations incurred when the Company entered
    into lease agreements for new store facilities and equipment   $    5,710   $        -   $       11
  Amortization of discount on junior cumulative preferred stock
    recorded as a direct charge to accumulated deficit..........            -           38           49
  Payment of interest in kind by increasing the
    principal amount of the notes...............................            -        3,561        4,141
  Provision for dividends payable...............................            -          369          342
  Common stock issued in payment of notes
    and reclassification of preferred stock.....................            -        8,690            -
  Nonvoting common stock issued in payment
    of notes....................................................            -       27,454            -
  Notes paid with, and preferred stock reclassified into,
    common stock................................................            -      (36,144)           -

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

     LINE OF BUSINESS - Through Pamida, the Company is engaged in the operation of general merchandise retail stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to Pamida. Pamida Transportation Company operated as a contract carrier for Pamida until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Because of the similarity in nature of the Company's businesses, the Company operates as a single business segment.

     REVENUE RECOGNITION - Pamida operates its stores on a self-service, primarily cash-and-carry basis. Because of the insignificance of sales returns, revenue is recognized at the point-of-sale without allowance for returns.

     CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at January 31, 1999 and February 1, 1998.

     MERCHANDISE INVENTORIES - Substantially all of the Company's inventory is stated at the lower of cost (last-in, first-out) or market.

     PROPERTY, BUILDINGS AND EQUIPMENT - Property, buildings and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives. Buildings and building improvements are generally depreciated over 8-40 years, while store, distribution center and office equipment, vehicles and aircraft equipment are generally depreciated over 3-10 years. Leasehold improvements are depreciated over the life of the lease or the estimated life of the asset, whichever is shorter.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and netted to $11,936, $10,468 and $11,653 for fiscal years 1999, 1998 and 1997, respectively.

     PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

     SOFTWARE COSTS - The Company capitalizes internally developed software costs, which then are amortized on a straight-line basis over three to five years.

     STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25) which utilizes the intrinsic value method.

     EARNINGS PER SHARE - Basic income per common share is based on the weighted average outstanding common shares during the respective period. Diluted income per share is based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The historical cost of financial instruments (cash, accounts receivable, accounts payable and the Company's committed line of credit) as presented in the financial statements approximates their fair value in all instances, except for long-term debt, which is disclosed in Note F.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B. NET INCOME PER SHARE

     The following table provides a reconciliation between basic and diluted income (loss) per share (income and shares in thousands):


                                     1999                           1998                           1997
                            -------------------------     -------------------------     --------------------------
                                            Per Share                     Per Share                      Per Share
                            Income  Shares   Amount       Income  Shares   Amount        Loss    Shares    Amount
                            ------  ------  ---------     ------  ------  ---------     -------  ------  ---------
Income (loss) before
  extraordinary item ....   $4,546                        $3,286                        $  (796)
Less provision for
  preferred dividends and
  discount amortization .        -                          (407)                          (391)
Effect of preferred stock
  reclassification ......        -                           756                              -
                            ------  ------  ---------     ------  ------  ---------     -------  ------  ---------
Basic income (loss)
  before extraordinary
  item ..................    4,546   9,046  $     .50      3,635   5,843  $     .62      (1,187)  5,005  $    (.24)

Effect of dilutive stock
  options ...............        -      48          -          -      32          -           -       -          -
                            ------  ------  ---------     ------  ------  ---------     -------  ------  ---------
Diluted income (loss)
  before extraordinary
  item ..................   $4,546   9,094  $     .50     $3,635   5,875  $     .62     $(1,187)  5,005  $   (. 24)
                             ======  ======  =========    ======  ======  =========     =======  ======  =========

C. MERCHANDISE INVENTORIES

     Total inventories would have been higher at January 31, 1999 and February 1, 1998 by $7,565 and $7,180, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income before extraordinary item would have been $4,931, $3,892 and $78 respectively, for fiscal years 1999, 1998, and 1997. During fiscal years 1999, 1998, and 1997, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $33, $263, and $116, respectively.

D. PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment consists of:

                                                         Jan. 31,      Feb. 1,
                                                           1999         1998
                                                        ---------     ---------
     Land and land improvements....................     $   3,504     $   4,030
     Buildings and building improvements...........        18,807        22,183
     Store, warehouse and office equipment.........        65,349        59,842
     Vehicles and aircraft equipment...............         1,658         1,551
     Leasehold improvements........................        18,186        16,944
                                                        ---------     ---------
                                                          107,504       104,550
     Less accumulated depreciation and amortization        69,093        63,738
                                                        ---------     ---------
                                                        $  38,411     $  40,812
                                                        =========     =========
E.  OTHER ASSETS

      Other assets consist of:
                                                         Jan. 31,      Feb. 1,
                                                           1999         1998
                                                        ---------     ---------
     Constructed stores to be refinanced through
       lease financing                                  $  10,084     $   7,969
     Unamortized software costs, net...............        14,568        10,435
     Other.........................................         3,123         1,964
                                                        ---------     ---------
                                                        $  27,775     $  20,368
                                                        =========     =========

     The Company contracted for the construction of five and eleven stores during the periods ended February 1, 1998 and January 31, 1999, respectively. The construction costs capitalized are recorded as other long-term assets during the period of construction and for the period following completion of construction to the date of sale of such stores through lease financing arrangements. The construction costs for twelve stores remain in Other Assets at January 31, 1999. The cost of construction has been financed through the Company's working capital, including the Company's committed line of credit, and cash flow from operations. In the first half of fiscal 1999, the Company sold and leased back six store properties with net cash proceeds totaling $8,475. Proceeds from the sales were used to reduce outstanding indebtedness under the Company's committed line of credit.

F.  FINANCING AGREEMENTS

     Pamida, Inc.'s (Pamida) committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and extended to July 2001. The amendment increased the maximum borrowing limit to $125,000 from $95,000 and reduced interest rate spreads by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities.

     Borrowings under the Agreement bear interest at a rate which is tied to the prime rate (as defined) or the London Interbank Offered Rate (LIBOR), generally at Pamida's discretion. Included in the July 2, 1998 amendment to the Agreement were provisions substantially increasing the maximum permitted borrowings available to Pamida. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of Pamida's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of Pamida and by liens on certain real estate interests and other property of Pamida. The Company and two subsidiaries of Pamida have guaranteed the payment and performance of Pamida's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of Pamida owned by the Company, to secure such guarantees.

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

     The maximum amount of borrowings under the Agreement during fiscal 1999 and 1998 was $66,469 and $66,461, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1999 and 1998 were $48,414 and 52,869, respectively; and the weighted average interest rates were 8.9% and 9.8%, respectively.

     Long-term debt consists of:
                                                           Jan. 31,     Feb. 1,
                                                             1999         1998
                                                           --------     --------
     Senior Subordinated Notes, 11.75%, due March 2003 $140,000 $140,000 Industrial development bond 5.5%, due in monthly
       installments through 2005......................          289          336
                                                           --------     --------
                                                            140,289      140,336
     Less current maturities..........................           47           47
                                                           --------     --------
                                                           $140,242     $140,289
                                                           ========     ========

     As of January 31, 1999 and February 1, 1998, the fair value of long-term debt was $134,992 and $144,489, respectively. The fair value of long-term debt was estimated based on quoted market values for the notes. The aggregate maturities of long-term debt in each of the next five fiscal years are $47, $47, $47, $47 and $140,047.

     The Senior Subordinated Notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

G. INCOME TAXES

     Components of the income tax provision (benefit) from continuing operations are as follows:

                                                            Year Ended
                                                   ---------------------------
                                                   Jan. 31,  Feb. 1,   Feb. 2,
                                                     1999     1998      1997
Current:                                           -------   -------   -------
  Federal......................................    $   (12)  $   491   $(3,155)
  State........................................        161       311      (150)
                                                   -------   -------   -------
                                                       149       802    (3,305)
                                                   -------   -------   -------
Deferred:
  Federal......................................      2,409    (1,616)    3,189
  State........................................        329      (330)      116
Utilization of tax benefit carryforward........          -     2,718         -
Change in beginning of year valuation allowance          -    (1,574)        -
                                                   -------   -------   -------
                                                     2,738      (802)    3,305
                                                   -------   -------   -------
Total provision from continuing operations.....    $ 2,887   $     -   $     -
                                                   =======   =======   =======

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                           Year Ended
                                                   ---------------------------
                                                   Jan. 31,  Feb.1,    Feb. 2,
                                                    1999      1998      1997
                                                   -------   -------   -------
Statutory rate.................................       34.0%     34.0%    (34.0)%
State income tax effect........................        4.4       4.6      (2.8)
Valuation allowance............................          -     (40.9)     25.1
Accretion of discount on junior
  subordinated debt............................          -       1.3       6.8
Other..........................................         .4       1.0       4.9
                                                   -------   -------   -------
                                                      38.8%        -         -
                                                   =======   =======   =======

     In fiscal 1998, income tax expense allocated to the extraordinary item was $379 and income tax expense charged directly to stockholders' equity was $1,821. These amounts are net of a change in the beginning of year valuation allowance of $2,495.

     Significant temporary differences between reported and taxable income that give rise to deferred tax assets and liabilities were as follows:

                                                   Jan. 31,  Feb. 1,
                                                    1999      1998
                                                   -------   -------
Net current deferred tax liabilities:
   Inventories.................................    $14,155   $13,910
   Prepaid insurance...........................        240       172
   Other.......................................        790       423
   Post employment health costs................        (85)     (135)
   Accrued expenses............................     (3,034)   (2,192)
   Store closing costs.........................       (623)   (1,246)
                                                   -------   -------
       Net current deferred tax liabilities....     11,443    10,932
                                                   -------   -------
Net long-term deferred tax liabilities:
   Property, buildings and equipment...........      1,957     2,096
   Other.......................................      3,680     1,836
   Capital leases..............................     (3,655)   (3,377)
   Tax benefit carryforward....................          -      (800)
                                                   -------   -------
Net long-term deferred tax (asset) liabilities       1,982      (245)
                                                   -------   -------
Net total deferred tax liabilities.............    $13,425   $10,687
                                                   =======   =======


     Net long-term deferred tax (asset) liabilities are classified with other assets or other long-term liabilities in the consolidated balance sheets of the Company.

H.    LEASES

     The majority of store facilities are leased under noncancelable leases. Substantially all of the store leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years.

     At January 31, 1999 the future minimum lease payments under all capital and operating leases with rental terms of more than one year amounted to:



     Fiscal Year Ending                            Capital   Operating
                                                    Leases     Leases
                                                   --------   --------
     2000.......................................   $  6,100   $ 11,207
     2001.......................................      6,010      9,635
     2002.......................................      5,925      8,602
     2003.......................................      5,913      7,566
     2004.......................................      5,915      6,880
     Later years................................     43,994     64,292
                                                   --------   --------
     Total minimum obligations..................     73,857   $108,182
                                                              ========
     Less amount representing interest..........     36,058
                                                   --------
     Present value of net minimum lease payments     37,799
     Less current portion.......................      1,874
                                                   --------
     Long-term obligations......................   $ 35,925
                                                   ========


     The minimum rentals under operating leases have not been reduced by minimum sublease rental income of $89 due in the future under noncancelable subleases of stores.

     Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                                           Year Ended
                                                   ---------------------------
                                                   Jan. 31,  Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                   -------   -------   -------
     Minimum rentals...........................    $13,086   $11,669   $10,938
     Contingent rentals........................        292       272       258
     Less sublease rental income...............       (532)     (705)     (735)
                                                   -------   -------   -------
                                                   $12,846   $11,236   $10,461
                                                   =======   =======   =======

I.     OTHER INCOME

     The following non-recurring other income items reduced selling, general and administrative costs during the:

                                                            Year Ended
                                                   ---------------------------
                                                   Jan. 31,  Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                   -------   -------   -------
     Legal settlements.........................    $ 1,333   $     -   $   207
     Gain on sale of closed store properties...        999         -         -
     Gain on sale of idle assets...............          -       103         -
     Reduction of store closing reserve........        535         -         -
                                                   -------   -------   -------
                                                   $ 2,867   $   103   $   207
                                                   =======   =======   =======

J.  EMPLOYEE SAVINGS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

     Pamida has adopted a 401(k) savings plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. Pamida has currently elected to match 50% of the participant's contribution up to 5% of compensation. Pamida's savings plan contribution expenses for fiscal years 1999, 1998, and 1997 were $792, $765, and $770, respectively.

     Prior to December 1993, the Company had agreed to continue to provide health insurance coverage and pay a portion of the health insurance premiums until age 65 for individuals who retire if the individual was eligible to participate in the plan, had attained age 55, had completed ten or more consecutive years of service and elected to continue on the Company plan. The plan is unfunded, and the Company had the right to modify or terminate these benefits. In December 1993, the Company amended the Plan to no longer offer postretirement health benefits for employees retiring after February 1, 1994. The accumulated postretirement benefit obligation as of January 31, 1999 and February 1, 1998 and the components of periodic expense for postretirement benefits in fiscal 1999, 1998 and 1997 were insignificant.

   K. STOCK OPTIONS

     On November 24, 1992, the Board of Directors of the Company adopted the Pamida Holdings Corporation 1992 Stock Option Plan (the "1992 Plan"), which was approved by the Company's stockholders in May 1993. On March 5, 1998, the Board of Directors of the Company adopted the Pamida Holdings Corporation 1998 Stock Incentive Plan (the "1998 Plan") which was approved by the Company's stockholders in May 1998. The 1992 Plan and the 1998 Plan are administered by a Committee of the Board of Directors and provide for the granting of options to key employees of the Company and its subsidiaries to purchase up to an aggregate of 350,000 and 500,000 shares of Common Stock of the Company under the 1992 Plan and the 1998 Plan, respectively. The 1998 Plan also permits the granting of other types of awards in the form of Common Stock of the Company; none have been granted. Options granted under the 1992 Plan and the 1998 Plan may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options.

     Options granted under the 1992 Plan and the 1998 Plan will be exercisable during the period fixed by the Committee for each option at the time of its grant; however, in general, no option will be exercisable earlier than one year after the date of its grant, and no incentive stock option will be exercisable more than ten years after the date of its grant. The option exercise price must be at least 100% of the fair market value of the Common Stock on the date of the option grant. No compensation expense related to stock options was recorded during fiscal 1999, 1998 or 1997.

     A summary of the Company's stock-based compensation activity related to stock options for the last three fiscal years is as follows:

                                    JAN. 31, 1999         FEB. 1, 1998         FEB. 2, 1997
                                  ------------------   ------------------   ------------------
                                            Weighted             Weighted             Weighted
                                            Average              Average              Average
                                            Exercise             Exercise             Exercise
                                  Number     Price     Number     Price     Number     Price
                                  -------   --------   -------   --------   -------   --------
Outstanding - beginning of year   322,433   $   4.19   302,816   $   4.39   296,546   $   5.05

Granted                           190,200       6.18    40,700       3.06    86,800       2.37

Expired/terminated                  2,100       2.94    21,083       4.93    80,530       4.66

Exercised                          55,156       3.45         -          -         -          -
                                  -------   --------   -------   --------   -------   --------
Outstanding - end of year         455,377   $   5.11   322,433   $   4.19   302,816   $   4.39
                                  =======   ========   =======   ========   =======   ========

     Options covering 154,337, 161,093 and 123,616 shares were exercisable at January 31, 1999, February 1, 1998 and February 2, 1997, respectively.

     The following table summarizes information about stock options outstanding as of January 31, 1999:

              Options Outstanding                          Options Exercisable
------------------------------------------------------    ----------------------
                                 Weighted
                                  Average     Weighted                  Weighted
                                 Remaining    Average                   Average
    Range of        Number      Contractual   Exercise      Number      Exercise
Exercise Prices   Outstanding      Life        Price      Exercisable    Price
---------------   -----------   -----------   --------    -----------   --------
  $1.94 - $2.78        68,240     7.5 Years   $   2.34         22,760   $   2.32
   3.06                37,137     8.1 Years       3.06           6,97       3.06
   3.63 -  5.75       144,400     5.6 Years       5.02        101,800       4.91
   6.31 -  7.19       205,600     8.9 Years       6.47         22,800       7.19
---------------   -----------   -----------   --------    -----------   --------
  $1.94 - $7.19       455,377     7.8 Years   $   5.11        154,337   $   4.78
===============   ===========   ===========   ========    ===========   ========

     If compensation cost for the Company's Plan had been determined based on the fair value at the grant dates of awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                             Jan. 31,    Feb. 1,     Feb. 2,
                                              1999        1998        1997
                                             -------     -------     -------
Net income (loss)              As reported   $ 4,546     $ 5,370     $(1,187)
                               Pro forma       4,402       5,326      (1,235)

Basic net income (loss)
  per share                    As reported       .50         .92        (.24)
                               Pro forma         .49         .91        (.25)

Diluted  net income (loss)
  per share                    As reported       .50         .91        (.24)
                               Pro forma         .48         .91        (.25)

     The weighted average fair value of options granted during the year was $2.07, $1.43 and $0.70 per option for fiscal 1999, 1998 and 1997, respectively. The fair value of options granted under the Plan was estimated at the date of grant using a binomial option pricing model with the following assumptions:

                                             Jan. 31,    Feb. 1,     Feb. 2,
                                              1999        1998        1997
                                             -------     -------     -------
Risk-free interest rate                        5.2 %       6.5 %       6.0 %
Dividend yield                                   -           -           -
Expected volatility                            8.3 %       8.4 %       8.1 %
Expected life (years)                          7.5 years   6.0 years   6.6 years


L. EXCHANGE  OF  DEBT  AND   PREFERRED   STOCK  FOR  COMMON  STOCK  AND  RELATED
   EXTRAORDINARY ITEM

     On November 14, 1997, the stockholders of the Company approved various proposals necessary to effect the payment of all of the Company's outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (collectively, the "Notes") with common stock and to change and reclassify all of the Company's outstanding preferred stock into common stock.

     In connection with these transactions, which became effective on November 18, 1997, the Company issued 965,497 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock. The Nonvoting Common Stock was issued only to 399 Venture Partners, Inc. ("Venture"), an affiliate of Citigroup Inc., and is convertible into Common Stock on a share-for-share basis upon certain conditions. Common Stock was issued to all other holders of Notes and to all holders of Preferred Stock.

     The aggregate redemption value of the Preferred Stock at the effective date of the transactions was $2,968, comprised of $1,000 per share stated liquidation value plus accrued dividends. The aggregate principal amount and accrued interest on the Notes at the effective date of the transactions was $33,175. Based upon a value of $9 per share for purposes of the transactions, (i) 329,815 shares of Common Stock were issued to the holders of Preferred Stock resulting in a net gain to the Company of $756, credited directly to accumulated deficit,
(ii) 635,682 shares of Common Stock were issued to Note holders other than Venture resulting in a net gain to the Company of $1,735, reflected as an extraordinary item in the consolidated statement of operations, and (iii) 3,050,473 shares of Nonvoting Common Stock were issued to Venture resulting in a net gain to the Company of $7,571, credited directly to paid-in capital. These net gains represent the excess of the value of the Common Stock for purposes of the transactions over the value of the stock as determined by the closing market price of the Common Stock as of the transaction date, net of applicable transaction costs, unamortized discounts, and income taxes.

M.  CAPITAL STOCK

     As described in Note L, the Company issued an additional 965,497 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock during fiscal 1998. During fiscal 1999, 55,156 shares of Common Stock were issued upon the exercise of stock options. The Company had 6,025,595 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock outstanding at January 31, 1999. The Nonvoting Common Stock is held entirely by 399 Venture Partners, Inc. which is also the Company's largest holder of Common Stock. The Nonvoting Common Stock is convertible into Common Stock on a share-for-share basis upon certain conditions. The Company had 5,970,439 shares of Common Stock and 3,050,473 shares of Nonvoting Common Stock outstanding at February 1, 1998.

N. PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

     Note L describes the change and reclassification of all preferred stock into common stock of the Company, effective November 18, 1997. Prior to the reclassification, the Company was obligated to redeem all outstanding shares of senior cumulative and junior cumulative preferred stock on December 31, 2001, at a price not to exceed the liquidation value which was $1,000 per share plus any accrued dividends. Subject to certain loan restrictions, the Company could, at any time, have redeemed all or any portion of the preferred stock outstanding at a price of $1,000 per share plus any accrued dividends.

     Each share of senior cumulative and junior cumulative preferred stock entitled its holder to receive a quarterly dividend of 16.25% and 14.25% per annum, respectively, of the liquidation value from the date of issuance until redeemed. Both series of preferred stock were nonvoting, and any unpaid dividends were added to the liquidation value until paid.

     Because of the accumulated deficit which resulted primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, applicable corporate law did not permit the Company or Pamida to declare or pay any cash dividends on any stock in fiscal 1998 or 1997. A provision for preferred stock dividends was recorded in the fiscal 1998 and 1997 financial statements. As a result of the reclassification of the preferred stock into common stock, the Company's obligation for further preferred stock dividend payments or accruals has been eliminated.

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

     On January 31, 1999, the Company had standby letters of credit outstanding totaling $4,879 related to the Company's self-insured retention of workers' compensation and general liabilities as well as future rental payments on a distribution center. Additional letters of credit outstanding totaling $4,057 were committed for purchases of merchandise inventory.

P.  STORE CLOSING RESERVES

     During fiscal 1996, the Company recognized a $21,397 charge reflecting management's best estimate of total costs to close forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Remaining expected future charges are recorded in the store closing reserve. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts established in the 1996 store closing reserve.

     The 1996 store closing reserve balance as of January 28, 1996 included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closed stores' inventory was completed in the second quarter of fiscal 1997. As of January 31, 1999, all known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal 1997, 1998 and 1999 the Company negotiated settlements on twenty-seven closed store properties which had been leased, three of which have been subleased, and sold eight closed store properties which had been owned. As of January 31, 1999, the Company remains liable for lease obligations on five closed store properties. The Company anticipates that final disposition of the remaining obligations will be accomplished in fiscal 2000 and 2001.

     The 1996 store closing reserve activity and amounts included in the balance sheets are as follows:

                                           1996 Store Closing Reserves
                                  ----------------------------------------------
                                  Amount included     Amount included
                                  in other accrued    in other long-
                                      expenses        term liabilities    Total
                                  ----------------   -----------------   -------
Balance at January 28, 1996       $          7,818   $           2,619   $10,437
Payments applied to reserve                  3,297                 429     3,726
                                  ----------------   -----------------   -------
Balance at February 2, 1997                  4,521               2,190     6,711
Payments applied to reserve                  2,957                 500     3,457
                                  ----------------   -----------------   -------
Balance at February 1, 1998                  1,564               1,690     3,254
Payments applied to reserve                    477                 955     1,432
Reduction in the required reserve                -                 535       535
                                  ----------------   -----------------   -------
Balance at January 31, 1999       $          1,087   $             200   $ 1,287
                                  ================   =================   =======

Q.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended January 31, 1999 and February 1, 1998:

                                 May 3,       August 2,    November 1,   January 31,
FISCAL 1999                       1998          1998          1998           1999         Year
-----------                    -----------   -----------   -----------   -----------   -----------
Sales.......................   $   144,532   $   170,169   $   157,585   $   200,108   $   672,394
Gross profit................        34,360        43,308        37,306        52,594       167,568
Net (loss) income...........        (2,301)        1,483           535         4,829         4,546

Basic and diluted (loss)
  income per share .........   $      (.26)   $      .16   $       .06   $       .53   $       .50
                               ===========   ===========   ===========   ===========   ===========

                                 May 4,       August 3,    November 2,   February 1,
FISCAL 1998                       1997          1997          1997          1998           Year
-----------                    -----------   -----------   -----------   -----------   -----------
Sales.......................   $   144,564   $   163,217   $   158,749   $   190,487   $   657,017
Gross profit................        33,268        41,502        37,854        49,311       161,935

(Loss) income before
  extraordinary item........        (5,459)          563           340         7,842         3,286

Extraordinary item..........             -             -             -         1,735         1,735

Net (loss) income                   (5,459)          563           340         9,577         5,021
Effect of preferred stock
  reclassification..........             -             -             -           756           756
Less provision for preferred
  dividends and discount
  amortization..............          (105)         (165)         (137)            -          (407)
                               -----------   -----------   -----------   -----------   -----------
Net (loss) income available
  for common shares.........   $    (5,564)  $       398   $       203   $    10,333   $     5,370
                               ===========   ===========   ===========   ===========   ===========

Basic (loss) income per share:
(Loss) income before
  extraordinary item........   $     (1.11)  $       .08   $       .04   $      1.03   $       .62
Extraordinary item..........             -             -             -           .21           .30
                               -----------   -----------   -----------   -----------   -----------
Basic (loss) income.........   $     (1.11)  $       .08   $       .04   $      1.24   $       .92
                               ===========   ===========   ===========   ===========   ===========

Diluted (loss) income per share:
(Loss) income before
  extraordinary item........   $     (1.11)  $       .08   $       .04   $      1.02   $       .62
Extraordinary item..........             -             -             -           .21           .29
                               -----------   -----------   -----------   -----------   -----------
Diluted (loss) income.......   $     (1.11)  $       .08   $       .04   $      1.23   $       .91
                               ===========   ===========   ===========   ===========   ===========



INDEPENDENT AUDITORS' REPORT
Board of Directors
Pamida Holdings Corporation
Omaha, Nebraska



     We have audited the consolidated financial statements of Pamida Holdings Corporation and subsidiary as of January 31, 1999 and February 1, 1998, and for each of the three years in the period ended January 31, 1999, and have issued our report thereon dated March 9, 1999; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Pamida Holdings Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP

Omaha, Nebraska
March 9, 1999


PAMIDA HOLDINGS CORPORATION
(PARENT COMPANY ONLY)
(DOLLAR AMOUNT IN THOUSANDS EXCEPT FOR PER SHARE DATA)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS -
YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
--------------------------------------------------------------------------------

                                              1999       1998       1997
                                            --------   --------   --------
     Equity in income of subsidiary         $  4,503   $  6,633   $  3,696

     Expenses:
       General and administrative                (70)        17         19
       Interest                                    -      3,974      4,473
                                            --------   --------   --------
                                                 (70)     3,991      4,492
                                            --------   --------   --------

     Income (loss) before provision for
       income taxes and extraordinary item     4,573      2,642       (796)

     Income tax provision (benefit)               27       (644)         -
                                            --------   --------   --------

     Income (loss) before
       extraordinary item                      4,546      3,286       (796)

     Extraordinary item                        1,735          -          -
                                            --------   --------   --------

     Net income (loss)                         4,546      5,021       (796)

     Effect of preferred stock
       reclassification                            -        756          -

     Amortization of discount on 14-1/4%
       junior cumulative preferred                 -        (38)       (49)

     Accrued dividends for
       preferred stockholders                      -       (369)      (342)
                                            --------   --------   --------

     Net income (loss) available for
       common shares                        $  4,546   $  5,370   $ (1,187)
                                            ========   ========   ========

     Basic income (loss) per share:
     Income (loss) before
       extraordinary item                   $    .50   $    .62  ($    .24)
     Extraordinary item                            -        .30          -
                                            --------   --------   --------
     Basic income (loss)                    $     50   $     92  ($    .24)
                                            ========   ========   ========

     Diluted income (loss) per share
     Income (loss) before
       extraordinary item                   $    .50   $    .62  ($    .24)
     Extraordinary item                            -        .29          -
                                            --------   --------   --------
     Diluted income (loss)                  $    .50   $    .91  ($    .24)
                                            ========   ========   ========

     See notes to Parent Company Only financial statements.


PAMIDA HOLDINGS CORPORATION
(PARENT COMPANY ONLY)
(DOLLAR AMOUNTS IN THOUSANDS)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS - JANUARY 31, 1999 AND FEBRUARY 1, 1998
--------------------------------------------------------------------------------


     ASSETS                                                1999         1998
                                                         --------     --------
     Current assets:
       Refundable income taxes due from subsidiary       $  2,308     $  2,335
       Investment in subsidiary                           (46,395)     (50,898)
                                                         --------     --------
                                                         $(44,087)     (48,563)
                                                         ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Other accrued expense                             $     13     $    160
       Payable to Pamida, Inc.                                403          516
                                                         --------     --------
            Total current liabilities                         416          676

     Other long-term liabilities                            3,036        3,036

     Stockholders' equity:
       Common stock, $.01 par value; 25,000,000
         shares authorized; 6,025,595 and 5,970,439
         shares issued and outstanding                         60           60
     Nonvoting common stock, $.01 par value; 4,000,000
         shares authorized; 3,050,473
         shares issued and outstanding                         30           30
       Additional paid-in capital                          30,776       30,586
                                                         --------     --------
       Accumulated deficit                                (78,405)     (82,951)
                                                         --------     --------
            Total stockholders' deficit                   (47,539)     (52,275)
                                                         --------     --------
                                                         $(44,087)    $(48,563)
                                                         =========    ========

See notes to Parent Company Only financial statements.

PAMIDA HOLDINGS CORPORATION
(PARENT COMPANY ONLY)
(DOLLAR AMOUNTS IN THOUSANDS)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                             Nonvoting   Additional
                                                    Common    Common      Paid-in     (Accumulated
                                                     Stock     Stock      Capital        Deficit)
                                                    ------   ---------   ----------   ------------
     Balance at January 28, 1996.................   $   50   $       -   $      968   $    (87,134)

     Net loss....................................        -           -            -           (796)
     Amortization of discount on 14-1/4%
       junior cumulative preferred...............        -           -            -            (49)
     Accrued dividends for preferred stockholders        -           -            -           (342)
                                                    ------   ---------   ----------   ------------
     Balance at February 2, 1997.................       50           -          968        (88,321)

     Net income                                          -           -            -          5,021
     Amortization of discount on 14-1/4%
       junior cumulative preferred...............        -           -            -            (38)
     Accrued dividends for preferred stockholders        -           -            -           (369)
     Reclassification of preferred stock into
       common stock..............................        3           -        1,811            756
     Payment of notes with common stock..........        7          30       20,236              -
     Gain on payment of notes held by Venture
       (net of tax)..............................        -           -        7,571              -
                                                    ------   ---------   ----------   ------------
     Balance at February 1, 1998.................       60          30       30,586        (82,951)

     Net income..................................        _           _            _          4,546
     Stock sold under incentive stock
       option plan..............................         -           -          190              -
     Balance at January 31, 1999................    $   60   $      30   $   30,776   $    (78,405)
                                                    ======   =========   ==========   ============

See notes to Parent Company Only financial statements.

PAMIDA HOLDINGS CORPORATION
(PARENT COMPANY ONLY)
(DOLLAR AMOUNTS IN THOUSANDS)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
YEARS ENDED JANUARY 31, 1999, FEBRUARY 1, 1998 AND FEBRUARY 2, 1997
--------------------------------------------------------------------------------

                                                       1999     1998     1997
                                                      ------   ------   ------
     Cash flows from operating activities:
      Net income (loss) ...........................   $4,546   $5,021   $ (796)
                                                      ------   ------   ------
      Adjustments to reconcile  net income (loss)
        to net cash from operating activities:
        Equity in income of subsidiary ............   (4,503)  (6,633)  (3,696)
        Noncash interest expense ..................        -    3,850    4,313
        Accretion of original issue
          debt discount ...........................        -      124      160

        Amortization of intangible assets .........        -        8       11
        Extraordinary item related to
          retirement of debt ......................        -   (1,735)       -
        (Increase) decrease in refundable
          income tax ..............................       27     (644)       -
        Increase (decrease) in operating
          liabilities .............................     (260)     659        8
                                                      ------   ------   ------
           Total adjustments ......................   (4,736)  (4,371)     796
                                                      ------   ------   ------
           Net cash from operating activities .....     (190)     650        -
                                                      ------   ------   ------

      Cash flows from financing activities:
       Fees related to payment of debt and
         reclassification of preferred stock ......        -     (650)       -
       Proceeds from sale of stock ................      190        -        -
                                                      ------   ------   ------
           Net cash from financing activities .....      190     (650)       -
                                                      ------   ------   ------

      Net change in cash ..........................        -        -        -

      Cash at beginning of year ...................        -        -        -
                                                      ------   ------   ------

      Cash at end of year .........................   $    -   $    -   $    -
                                                      ======   ======   ======

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
         Cash paid during the year for interest ...   $    -   $    -   $    -

      SUPPLEMENTAL SCHEDULE OF NONCASH
       FINANCING ACTIVITY:
         Amortization of discount on junior
           cumulative preferred stock recorded
           as a direct charge to retained earnings    $    -   $   38   $   49

         Payment of interest in kind by
           increasing the principal
           amount of the notes ....................        -    3,561    4,141


See notes to Parent Company Only financial statements.



PAMIDA HOLDINGS CORPORATION
(PARENT COMPANY ONLY)
(DOLLAR AMOUNTS IN THOUSANDS)


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A. The Condensed Financial Statements include the Registrant only and reflect the equity method of accounting for its benefically owned subsidiary, Pamida, Inc.

B. The registrant files a consolidated U.S. federal tax return with Pamida, Inc. The Company has a tax sharing agreement with Pamida, Inc. that provides that taxes will be allocated among the companies based upon the tax expense or benefit that was derived on a consolidated basis from each entity's operations. Income tax effects included in these financial statements are calculated on a stand-alone basis for Pamida Holdings Corporation. Related to the Company's payment of debt with common stock and reclassification of preferred stock into common stock which was effective November 18, 1997, income tax expense allocated to the extraordinary item totaled $379 and income tax expense charged directly to stockholders' equity was $1,821. These amounts are net of a change in the beginning of year valuation allowance of $1,659.


ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by this Part III is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of the registrant's stockholders to be held on May 20, 1999, which involves the election of directors. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. However, information concerning the registrant's executive officers will be omitted from such proxy statement and is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report in Item 8 of Part II:

     1. FINANCIAL STATEMENTS.

     Pamida Holdings Corporation and Subsidiary

       -    Independent Auditors' Report

       - Consolidated Statements of Operations for the Years Ended January 31, 1999, February 1, 1998 and January 2, 1997

       -    Consolidated Balance Sheets at January 31, 1999 and February 1, 1998

       - Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1999, February 1, 1998, and February 2, 1997

       - Consolidated Statements of Cash Flows for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

       - Notes to Consolidated Financial Statements for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

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

     3. EXHIBITS.

(11) 3.1 -  Restated Certificate of Incorporation of Pamida Holdings Corporation
            (March 12, 1998).

(2)  3.2 -  Revised By-Laws of Pamida Holdings Corporation.

(2)  4.1 -  Form  of  certificate   representing  shares  of the Common Stock of
            Pamida Holdings Corporation.

(5)  4.2 -  Indenture  dated as of March 15, 1993, among Pamida, Inc. as Issuer,
            Pamida Holdings Corporation as Guarantor, and State Street Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

(5)  4.3 -  Specimen  form  of 11 3/4%  Senior  Subordinated  Note  due  2003 of
            Pamida, Inc.

(3) 10.1 -  Form  of   Indemnification    Agreement   between  Pamida   Holdings
            Corporation and its officers and directors.

(4) 10.2 -  Tax-Sharing   Agreement  dated  as   of  February 2,  1992,   among
            Pamida Holdings Corporation, Pamida, Inc., Seaway Importing Company, and Pamida Transportation Company.

(6) 10.3 -  Pamida Holdings Corporation 1992 Stock Option Plan.

(8) 10.4 -  Employment Agreement  dated  September  22,  1995,   among    Pamida
            Holdings Corporation, Pamida, Inc. and Steven S. Fishman.

(9) 10.5 -  Amendment  No. 1 to  Employment  Agreement  among  Pamida   Holdings
            Corporation, Pamida, Inc., and Steven S.  Fishman  dated  August 29,
            1996 (amends Exhibit 10.4).

(10)10.6 -  Amendment No. 2  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997
            (amends Exhibit 10.4).

(11)10.7 -  Amendment  No. 3 to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and Steven S. Fishman dated May 22,  1997
            (amends Exhibit 10.4).

(11)10.8 -  Amendment No. 4  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida Inc., and Steven S. Fishman  dated March 5, 1998
            (amends Exhibit 10.4).

(7) 10.9 -  Pamida, Inc. 1995 Deferred Compensation Plan.

(10)10.10-  Employment  Agreement   dated as  of  March 6,  1997,  among  Pamida
            Holdings Corporation, Pamida, Inc., and Frank A. Washburn.

(11)10.11-  Amendment No. 1 to  Employment   Agreement   among  Pamida  Holdings
            Corporation,  Pamida,  Inc.,       and   Frank  A.   Washburn  dated
            March 5, 1998 (amends Exhibit 10.10).

(10)10.12-  Employment  Agreement  dated  as  of  March  6, 1997,  among  Pamida
            Holdings  Corporation,  Pamida,     Inc., and George R. Mihalko.

(11)10.13-  Amendment  No.1  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and George R. Mihalkodated March 5, 1998 (amends Exhibit 10.12).

(10)10.14- Long-Term Incentive Award Agreement dated as of March 6, 1997, between Pamida, Inc., and Steven S. Fishman.

(10)10.15-  Long-Term  Incentive  Award  Agreement dated as  of  March 6,  1997,
            between  Pamida, Inc.,  and   Frank A. Washburn.

(10)10.16-  Long-Term   Incentive  Award  Agreement dated as  of  March 6, 1997,
            between Pamida, Inc.,  and George R. Mihalko.

(12)10.17- Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, Congress Financial Corporation (Southwest), as Agent for Lenders, and Pamida, Inc and Seaway Importing Company, as Borrowers, dated July 2, 1998.

(12)10.18- Reaffirmation of Guarantee and Security Agreement by Pamida Holdings Corporation dated July 2, 1998, and original Guarantee of Holdings Corporation dated March 30, 1993 (relates to Exhibit 10.17)

(13)10.19-  Pamida Holdings Corporation 1998 Stock Incentive Plan.

    10.20-  Amendment No. 6  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and Steven S. Fishman dated March 25, 1999 (amends Exhibit 10.4).

    10.21-  Amendment No. 2  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and Frank A. Washburn dated March 25, 1999 (amends Exhibit 10.10).

    10.22-  Amendment No. 3  to  Employment   Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and George R. Mihalko dated March 25, 1999 (amends Exhibit 10.12).

    10.23- Retention Bonus Agreement between Pamida, Inc. and Steven S. Fishman dated April 2, 1999.

    10.24- Retention Bonus Agreement between Pamida, Inc. and Frank A. Washburn dated April 2, 1999.

    10.25- Retention Bonus Agreement between Pamida, Inc. and George R. Mihalko dated April 2, 1999.

(1) 22.1 -  Subsidiary of Pamida Holdings Corporation.

    23.1 -  Consent of Deloitte & Touche LLP.

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

(3) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 3, 1991, and incorporated herein by this reference.

(4) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(5) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 2, 1993, and incorporated herein by this reference.

(6) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 1, 1993, and incorporated herein by this reference.

(7) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

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

(11) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 1, 1998, and incorporated herein by this reference.

(12) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 2, 1998, and incorporated herein by this reference.

(13) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended   November  1,  1998,  and
     incorporated herein by this reference.

                                      * * *

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 20, 1999                   PAMIDA HOLDINGS CORPORATION

                                        By: /S/Steven S. Fishman
                                           Steven S. Fishman, Chairman
                                           of the Board, President, and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ STEVEN S. FISHMAN              Chairman of the Board,        April 20, 1999
------------------------           President, Chief Executive
Steven S. Fishman                  Officer and Director


/S/ GEORGE R. MIHALKO              Senior Vice President,        April 20, 1999
------------------------           Chief Financial Officer
George R. Mihalko                  and Treasurer


/S/ TODD D. WEYHRICH               Vice President, Controller    April 20, 1999
-----------------------            and Principal Accounting
Todd D. Weyhrich                   Officer


/S/ FRANK A. WASHBURN              Director                      April 20, 1999
-----------------------------
Frank A. Washburn

        *
_______________________            Director                      April 20, 1999
L. David Callaway, III

        *
_______________________            Director                      April 20, 1999
Stuyvesant P. Comfort

        *
_______________________            Director                      April 20, 1999
M. Saleem Muqaddam

        *
_______________________            Director                      April 20, 1999
Peter J. Sodini


* By:/S/ GEORGE R. MIHALKO
     George R. Mihalko,
     Attorney-in-Fact



                           PAMIDA HOLDINGS CORPORATION
                          FORM 10-K -- FEBRUARY 1, 1998
                                 EXHIBIT INDEX


Exhibit#       Description
---------------=================================================================
(11)  3.1      Restated   Certificate  of   Incorporation  of  Pamida   Holdings
               Corporation (March 12, 1998).
---------------=================================================================
(2)   3.2      Revised By-Laws of Pamida Holdings Corporation.
---------------=================================================================
(2)   4.1      Form of certificate  representing shares of the Common   Stock of
               Pamida Holdings Corporation.
---------------=================================================================
(5)   4.2      Indenture dated as  of March 15,  1993,  among  Pamida,  Inc.  as
               Issuer,  Pamida   Holdings  Corporation  as Guarantor,  and State
               Street Bank and Trust  Company  as  Trustee  relating to  11 3/4%
               Senior Subordinated Notes due 2003 of Pamida, Inc.
---------------=================================================================
(5)   4.3      Specimen form of 11 3/4% Senior  Subordinated  Note  due  2003 of
               Pamida, Inc.
---------------=================================================================
(3)  10.1      Form  of  Indemnification   Agreement  between  Pamida   Holdings
               Corporation and its officers and directors.
---------------=================================================================
(4)  10.2      Tax-Sharing  Agreement dated as of February 2, 1992, among Pamida
                Holdings  Corporation,  Pamida, Inc., Seaway Importing  Company,
               and Pamida  Transportation Company.
---------------=================================================================
(6)  10.3      Pamida Holdings Corporation 1992 Stock Option Plan.
---------------=================================================================
(8)  10.4      Employment   Agreement dated  September  22, 1995,  among  Pamida
               Holdings  Corporation,  Pamida, Inc. and Steven  S. Fishman.
---------------=================================================================
(9)  10.5      Amendment No. 1 to Employment  Agreement  among Pamida   Holdings
               Corporation, Pamida, Inc., and Steven S. Fishman dated August 29,
               1996 (amends Exhibit 10.4).
---------------=================================================================
(10) 10.6      Amendment No. 2 to Employment  Agreement  among Pamida   Holdings
               Corporation,  Pamida,  Inc., and Steven S. Fishman dated March 6,
               1997 (amends Exhibit 10.4).
---------------=================================================================
(11) 10.7      Amendment No. 3 to Employment  Agreement  among Pamida   Holdings
               Corporation,  Pamida,  Inc.,  and Steven S. Fishman dated May 22,
               1997 (amends Exhibit 10.4).
---------------=================================================================
(11) 10.8      Amendment No. 4 to Employment  Agreement  among Pamida   Holdings
               Corporation, Pamida  Inc., and  Steven  S. Fishman dated March 5,
               1998 (amends Exhibit 10.4).
---------------=================================================================
(7)  10.9      Pamida, Inc. 1995 Deferred Compensation Plan.
---------------=================================================================
(10) 10.10     Employment  Agreement  dated  as of  March 6, 1997, among  Pamida
               Holdings  Corporation,  Pamida, Inc., and Frank A. Washburn.
---------------=================================================================
(11) 10.11     Amendment No. 1 to Employment  Agreement  among Pamida   Holdings
               Corporation, Pamida,  Inc., and Frank  A. Washburn dated March 5,
               1998 (amends Exhibit 10.10).
---------------=================================================================
(10) 10.12     Employment Agreement   dated as  of  March 6, 1997, among  Pamida
               Holdings Corporation, Pamida, Inc., and  George R. Mihalko.
----------------================================================================
(11) 10.13     Amendment No. 1 to Employment  Agreement  among Pamida   Holdings
               Corporation, Pamida, Inc., and George R.   Mihalko dated March 5,
               1998 (amends Exhibit 10.12).
----------------================================================================
(10) 10.14     Long-Term Incentive Award Agreement dated as of    March 6, 1997,
               between Pamida, Inc., and Steven S. Fishman.
----------------================================================================
(10) 10.15     Long-Term Incentive Award Agreement dated as of    March 6, 1997,
               between Pamida, Inc., and Frank A. Washburn.
----------------================================================================
(10) 10.16     Long-Term Incentive Award Agreement dated as of    March 6, 1997,
               between Pamida, Inc., and George R. Mihalko.
----------------================================================================
(12) 10.1 7    Amended and Restated Loan and  Security  Agreement  by  and among
               Congress  Financial  Corporation   (Southwest)  and   BankAmerica
               Business Credit, Inc., as Lenders, Congress Financial Corporation
               (Southwest), as Agent for  Lenders, and  Pamida, Inc. and  Seaway
               Importing Company, as Borrowers, dated July 2, 1998.
----------------================================================================
(12) 10.18     Reaffirmation of  Guarantee  and  Security  Agreement  by  Pamida
               Holdings Corporation dated July 2, 1998, and   original Guarantee
               of  Holdings  Corporation   dated   March  30,  1993  (relates to
               Exhibit 10.17).
----------------================================================================
(13) 10.19     Pamida Holdings Corporation 1998 Stock Incentive Plan.
----------------================================================================
     10.20     Amendment No., 6 to Employment Agreement  among  Pamida  Holdings
               Corporation, Pamida, Inc., and  Steven S. Fishman dated March 25,
               1999 (amends Exhibit 10.4).
----------------================================================================
     10.21     Amendment No. 2 to Employment  Agreement  among  Pamida  Holdings
               Corporation, Pamida, Inc., and Frank A.  Washburn dated March 25,
               1999 (amends Exhibit 10.10).
----------------================================================================
     10.22     Amendment No. 3 to Employment Agreement  among  Pamida   Holdings
               Corporation, Pamida, Inc., and George R.  Mihalko dated March 25,
               1999 (amends Exhibit 10.12).
----------------================================================================
     10.23     Retention  Bonus  Agreement  between  Pamida, Inc. and  Steven S.
               Fishman dated April 2, 1999.
----------------================================================================
     10.24     Retention  Bonus  Agreement   between  Pamida,  Inc. and Frank A.
               Washburn dated April 2, 1999.
----------------================================================================
     10.25     Retention  Bonus  Agreement   between Pamida,  Inc. and George R.
               Mihalko dated April 2, 1999.
----------------================================================================
(1)  22.1      Subsidiary of Pamida Holdings Corporation.
----------------================================================================
     23.1      Consent of Deloitte & Touche LLP.
----------------================================================================
     24.1      Powers of Attorney
----------------================================================================
     27.1      Financial Data Schedule (EDGAR filing only).
----------------================================================================

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