Form 10-Q
period 1999-05-02
PAMIDA HOLDINGS CORP/DE/
filed 1999-06-14
CIK 864760

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     [X]          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly periodended May 2, 1999
                                   -----------
     Commission File Number 1-10619
                            -------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class of Common Stock                   Outstanding at June 8, 1999
     ----------------------                  ---------------------------
          Common Stock                            6,026,495 shares
     Nonvoting Common Stock                       3,050,473 shares



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                         May 2,      January 31,
  Current assets:                                                1999           1999
                                                               --------     ----------
    Cash                                                       $  9,568     $    7,588
    Accounts receivable, less allowance for
      doubtful accounts of $50                                   11,598         10,125
    Merchandise inventories                                     187,867        180,063
    Prepaid expenses                                              4,020          3,698
                                                               --------     ----------
       Total current assets                                     213,053        201,474

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $70,911 and $69,093         39,419         38,411
  Leased property under capital leases, less accumulated
    amortization of $18,679 and $18,024                          27,599         28,254
  Deferred financing costs                                        2,127          2,301
  Other assets                                                   34,107         27,775
                                                               --------     ----------
                                                               $316,305     $  298,215
                                                               ========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                           $ 57,412     $   53,772
    Loan and security agreement                                  90,404         66,497
    Accrued compensation                                          3,532          5,405
    Accrued interest                                              2,708          6,614
    Other accrued expenses                                       15,684         12,196
    Income taxes - deferred and current payable                   8,980         11,740
    Current maturities of long-term debt                             47             47
    Current obligations under capital leases                      1,908          1,874
                                                               --------     ----------
       Total current liabilities                                180,675        158,145

  Long-term debt, less current maturities                       140,231        140,242
  Obligations under capital leases, less current obligations     35,423         35,925
  Other long-term liabilities                                    11,686         11,442
  Commitments and contingencies                                       -              -
  Common stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 6,026,495 and 6,025,595 shares issued
      and outstanding                                                60             60
    Nonvoting common stock, $.01 par value; 4,000,000 shares
      authorized; 3,050,473 shares issued and outstanding            30             30
    Additional paid-in capital                                   30,779         30,776
    Accumulated deficit                                         (82,579)       (78,405)
                                                               --------     ----------
       Total common stockholders' deficit                       (51,710)       (47,539)
                                                               --------     ----------
                                                               $316,305     $  298,215
                                                               ========     ==========

See notes to consolidated financial statements.




                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                             Three Months Ended
                                            ---------------------
                                             May 2,      May 3,
                                              1999        1998
                                            --------     --------
Sales                                       $154,370     $144,532

Cost of goods sold                           118,853      110,172
                                            --------     --------
Gross profit                                  35,517       34,360
                                            --------     --------
Expenses:
  Selling, general and administrative         35,600       31,580
  Interest                                     6,741        6,509
                                            --------     --------
                                              42,341       38,089
                                            --------     --------
Loss before income tax benefit                (6,824)      (3,729)

Income tax benefit                             2,650        1,428
                                            --------     --------
Net loss                                    $ (4,174)    $ (2,301)
                                            ========     ========
Basic and diluted loss per common share     $   (.46)    $   (.26)
                                            ========     ========



See notes to consolidated financial statements.





                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                 (Unaudited)

                                                           Three Months Ended
                                                          ---------------------
                                                           May 2,       May 3,
                                                            1999         1998
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (4,174)    $ (2,301)
                                                          --------     --------
  Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization of fixed assets
        and intangibles                                      3,739        3,023
      Provision for LIFO inventory valuation                   100          250
      (Gain) loss on disposal of assets                          2         (999)
      Decrease in store closing reserve                       (238)        (670)
      Increase in merchandise inventories                   (7,904)     (15,803)
      Increase in other operating assets                    (1,806)      (1,359)
      Increase in accounts payable                           3,640       19,197
      Decrease in interest payable                          (3,906)      (4,413)
      Decrease in income taxes payable                      (2,760)      (2,626)
      Increase in other operating liabilities                2,097        1,526
                                                          --------     --------
         Total adjustments                                  (7,036)      (1,874)
                                                          --------     --------
           Net cash from operating activities              (11,210)      (4,175)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Changes in constructed stores to be refinanced
     through lease financing                                (6,267)        (278)
      Capital expenditures                                  (2,980)      (2,495)
      Capitalized software costs                            (1,019)      (2,040)
      Proceeds from disposal of assets                           5        2,071
      Principal payments received on notes receivable            5            5
      Proceeds from sale-leaseback of store facility             -        1,592
                                                          --------     --------
           Net cash from investing activities              (10,256)      (1,145)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement, net         23,907       10,729
  Principal payments on capital lease obligations             (468)        (475)
  Refunds received for deferred finance costs                   15            -
  Principal payments on other long-term debt                   (11)         (12)
  Proceeds from exercise of stock options                        3            -
                                                          --------     --------
 Net cash from financing activities                         23,446       10,242
                                                          --------     --------
Net increase in cash                                         1,980        4,922
Cash at beginning of year                                    7,588        6,816
                                                          --------     --------
Cash at end of period                                     $  9,568     $ 11,738
                                                          ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                           $ 10,488     $ 10,774
       Income taxes:
         Payments to taxing authorities                        940        1,315
         Refunds received from taxing authorities             (830)        (117)


See notes to consolidated financial statements.




                   PAMIDA HOLDINGS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (Unaudited)
                             (Dollars in Thousands)


1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Holdings Corporation (the "Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended January 31, 1999.

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at May 2, 1999 and January 31, 1999 by $7,665 and $7,565 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   EARNINGS PER COMMON SHARE

     Basic income per common share are based on the weighted average outstanding common shares during the period. Diluted income per share are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company in the first quarter of fiscal year 2002. The Company has not yet determined the effect of this statement.

5.   PENDING MERGER WITH SHOPKO

     On May 10, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with ShopKo Stores, Inc. ("ShopKo") and a wholly owned subsidiary of ShopKo (the "Merger Sub") pursuant to which the Merger Sub on May 17, 1999, began a tender offer for all of the outstanding shares of Common Stock of the Company at a price of $11.50 in cash net to the seller (the "Offer"). Following the completion of the Offer, the Merger Sub will be merged into the Company, all remaining outstanding shares of Common Stock and Nonvoting Common Stock of the Company (other than shares owned by the Company, ShopKo, the Merger Sub, and any of their direct or indirect wholly owned subsidiaries, which will be canceled) will be converted into the right to receive $11.50 per share, and the Company will become a wholly owned subsidiary of ShopKo.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three months ended May 2, 1999 and May 3, 1998:

                                                        Three Months Ended
                                                        ------------------
                                                         May 2,     May 3,
                                                          1999       1998
                                                         ------     ------
Sales                                                    100.0%     100.0%
Cost of goods sold                                        77.0       76.2
                                                         ------     ------
Gross profit                                              23.0       23.8
Selling, general and administrative expenses              23.0       21.9
                                                         ------     ------
Operating income                                           0.0        1.9
Interest expense                                           4.4        4.5
                                                         ------     ------
Loss before income tax benefit                            (4.4)      (2.6)
Income tax benefit                                         1.7        1.0
                                                         ------     ------
Net loss                                                  (2.7)      (1.6)
                                                         ======     ======

SALES for the first quarter of fiscal 2000 increased by $9,838 or 6.8% from sales for the first quarter of fiscal 1999. Comparable store sales for the first quarter increased by 5.5% compared to last year. Sales during the first quarter of last year were lower than the usual first quarter level due to a lesser amount of markdown and clearance goods available for sale. Because of more normal seasonal weather conditions, sales trends during the first two months of the first quarter of fiscal 2000 were substantially stronger than during the final month. The weather in most of the Company's geographical region remained very cool during most of the month of April 1999.

The Company experienced sales increases in numerous merchandise categories during the three months ended May 2, 1999. The largest increases were in the pharmacy prescriptions, groceries, electronics, yarns and crafts, lawn and garden, bedding and window covering and paint and electric areas. The Company experienced sales declines in several areas, with candy, automotive, misses tops, stationery and misses bottoms sales areas having the largest decreases.

The Company operated 150 stores at the end of the first quarter of fiscal 2000 compared to 149 at the end of the first quarter of fiscal 1999. Since May 3, 1998, the Company has opened nine stores in new markets, expanded three stores, relocated one store and closed eight stores. Included in the continuing stores are four general merchandise stores which were closed and reopened as Heartland Home Furnishings stores. These changes resulted in a net increase in selling area since May 3, 1998 of approximately 92,700 square feet. As of May 3, 1999, the Company had a total of approximately 4,552,000 square feet of sales area.

GROSS PROFIT increased $1,157 or 3.4% for the first quarter of fiscal 2000 compared to the first quarter of last year as a result of the increased sales. As a percent of sales, gross profit decreased to 23.0% for the first quarter of fiscal 2000 as compared to 23.8% for the first quarter last year. This was primarily caused by a normal level of clearance and markdown activity this year as compared with the lower level experienced the first quarter of last year. Also, during fiscal 1999, the Company implemented more competitive pricing on many softlines goods which has had a negative effect on gross margin as a percent of sales. Many sales categories experienced increases in gross margin dollars for the quarter. Categories with the largest increases in gross margin dollars were pharmacy and prescriptions, paper and cleaning, sporting goods, yarns and crafts, cameras, housewares, pet supplies and athletic shoes. The largest decreases in gross margin dollars were in the candy, lawn and garden, misses tops, grocery, misses bottoms, stationery, men's basics and automotive categories.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) Expense increased $4,020 or 12.7% for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. As a percent of sales, SG&A expense increased to 23.0% for the first quarter of fiscal 2000 as compared to 21.9% last year. Approximately 77.3%, or $3,109, of the net increase in SG&A expense was attributable to higher corporate general and administrative expenses. Primary components of this increase include $1,256 in increased incentive compensation expenses directly related to changes in the Company's stock trading value, $465 of merger related expenses, and, to lesser degrees, ordinary increases in payroll and increased insurance and telephone costs. The store payroll component of SG&A costs increased $742, or 6.1%, over last year, to accommodate normal compensation increases and accounted for 18.4% of the total increase in SG&A. Store fixed expenses increased by $610, or 9.7%, primarily due to the effect of higher costs of new store locations. These increases in costs were offset by a decrease in charges related to closed stores compared with last year.

INTEREST expense increased $232 or 3.6% for the first quarter of fiscal 2000 compared to the same period of fiscal 1999. Average revolver borrowings increased $26,169 or 52.7% to $75,816, and the interest rate paid on these borrowings decreased as explained in the liquidity section below. These items together caused interest on the revolver to increase by $271. The Company also experienced a $101, or 10.5%, increase in interest on capital leases due to new leases consummated after the end of the first quarter of fiscal 1999. These increases in interest expense were offset by increased capitalization of interest on store construction and reduced revolver facility fees.

INCOME TAX BENEFIT - An income tax benefit was recorded in the first quarter of fiscal 2000 at the Company's normal effective tax rate. The Company expects that operations in the future will continue to be taxable at a normal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 29% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $11,210 for the first quarter of fiscal 2000, and totaled $4,175 in the first quarter of fiscal 1999. The change in cash flow from operating activities from fiscal 1999 to fiscal 2000 was primarily the result of a smaller increase in accounts payable compared to last year and the increased net loss. These reductions in cash flow were offset by a smaller increase in merchandise inventories this year compared to last year.

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

Obligations under the Agreement were $90,404 at May 2, 1999 and $55,923 at May 3, 1998. As noted above, this facility expires in July 2001, and refinancing is subject to the pending merger with ShopKo. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $175,654 at May 2, 1999 and $171,974 at May 3, 1998. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and refinancings. At May 2, 1999, the Company was in compliance with all covenants contained in its various financing agreements.

The Company made capital expenditures of $2,980 in the first quarter of fiscal 2000 compared to $2,495 during the first quarter of fiscal 1999. The Company also made expenditures of $1,019 and $2,040 in the first quarters of fiscal 2000 and 1999, respectively, related to information systems software. In addition, the Company incurred construction costs related to new stores during the first quarter of fiscal 2000 totaling $6,267 compared with $278 last year. Total capital expenditures and information systems software costs are expected to be approximately $20,000 in fiscal 2000. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords, as well as borrowings under the Agreement. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near-term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements, systems and working capital. The Company expects to continue to finance these investments through cash flow from operations, leases from unaffiliated landlords, trade credit, borrowings under the Agreement or other financing which may become available as a result of the pending merger with ShopKo.


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

The Company also is addressing its non-IT systems, or embedded technology risks. While assessment is not yet complete, the Company plans to complete any necessary remediation by the end of July 1999. Validation is planned for completion by the end of October 1999.

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

COSTS RELATED TO YEAR 2000:

The majority of the systems the Company has recently implemented, and those new systems yet to be implemented, have substantially improved functionality over the Company's legacy systems which they replace. Accordingly, most of the costs associated with these systems have been, and will continue to be, capitalized. Thus far in fiscal 2000, the Company has expensed less than $50 related directly to Year 2000 readiness, and prior to fiscal 2000 the amounts expensed were similarly immaterial. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is being charged to expense as incurred and is expected to total approximately $500 to $1,000. All expenditures related to the Company's Year 2000 readiness initiatives will be funded by cash flow from operations and the Agreement and are included in the Company's operating plans.

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

       ITEM 3 - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

         INTEREST RATE RISK

     At May 2, 1999, the Company had fixed-rate long-term debt totaling $140,231 and having a fair value of $145,831. These instruments are fixed-rate and therefore do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. However, the fair value of these instruments would fluctuate by approximately $13,259 if interest rates were to increase or decrease by 10% from their levels at May 2, 1999. In general, such a change in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At May 2, 1999, the Company had floating rate obligations of $90,404 which expose the Company to the possibility of increased or decreased interest expense in the event of changes in short-term interest rates. If the floating rates were to change by 10% from the May 2, 1999 levels, the Company's consolidated interest expense for floating-rate obligations would increase or decrease by approximately $56 during each month in which such change continued based upon May 2, 1999 principal balances.

     The Company's practice is not to hold or issue financial instruments for trading purposes.

                           PART II - OTHER INFORMATION


     ITEMS 1-4.

          None

     ITEM 5.  OTHER EVENTS.

     On May 10, 1999, the registrant entered into an Agreement and Plan of Merger (the "Agreement") with ShopKo Stores, Inc. ("ShopKo") and a wholly owned subsidiary of ShopKo (the "Merger Sub") pursuant to which the Merger Sub on May 17, 1999, began a tender offer for all of the outstanding shares of Common Stock of the registrant at a price of $11.50 in cash net to the seller (the "Offer"). Following the completion of the Offer, the Merger Sub will be merged into the registrant, all remaining outstanding shares of Common Stock and Nonvoting Common Stock of the registrant (other than shares owned by the registrant, ShopKo, the Merger Sub, and any of their direct or indirect wholly owned subsidiaries, which will be canceled) will be converted into the right to receive $11.50 per share, and the registrant will become a wholly owned subsidiary of ShopKo.

     The Board of Directors of the registrant, in approving the Agreement, determined that the Agreement and the transactions contemplated thereby are fair to and in the best interests of the stockholders of the registrant, declared the Agreement and the transactions contemplated thereby to be advisable and in the best interests of the stockholders of the registrant, and recommended that the holders of shares of Common Stock of the registrant accept the Offer and that the stockholders of the registrant approve and adopt the Agreement and the transactions contemplated thereby.

          ITEM 6.

               (a)  Exhibits.

                    27.1  Financial Data Schedule (EDGAR version only).

               (b)  Reports on Form 8-K.

                    A report on Form 8-K was filed during the quarter for which this Form 10-Q is filed. Such report had a Date of Report of April 27, 1999, and related to Item 5, Other Events. No financial statements were filed with such report.


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

                                        PAMIDA HOLDINGS CORPORATION
                                        ---------------------------
                                                 (Registrant)

Date:  June 14, 1999                    By: /s/ Steven S. Fishman
                                            -----------------------------
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer

Date:  June 14, 1999                    By: /s/ Todd D. Weyhrich
                                            ------------------------------
                                            Todd D. Weyhrich,
                                            Vice President, Controller and
                                            Chief Accounting Officer